Form 10QSB
period 1999-03-31
KENTUCKY NATIONAL BANCORP INC
filed 1999-05-17
CIK 1078860

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC  20549
            ______________________________

                      FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

           COMMISSION FILE NUMBER 333-72371

                KENTUCKY NATIONAL BANCORP, INC.
-----------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its Charter)

            Indiana                             Applied For
-------------------------------             --------------------
(State or other jurisdiction of               (IRS Employer
orgaization)                                 Identification No.)

1000 North Dixie Avenue, Elizabethtown, Kentucky        42701
------------------------------------------------      ----------
(Address of principal executive offices)              (Zip code)

Issuer's telephone number, including area code: (502)737-6000
                                                -------------

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes        X   No
       ___           ___

     As of March 31, 1999, there were no shares of the issuer's common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):
           Yes        X   No
       ___           ___


NOTE: Kentucky National Bancorp, Inc. (the "Company") was incorporated on February 5, 1999 for the purpose of becoming the bank holding company for Kentucky National Bank (the "Bank") pursuant to an Agreement and Plan of Reorganization by and among the Company, the Bank and Kentucky National Interim Bank (the "Plan of Reorganization"). The Company's Registration Statement on Form S-4 was declared effective on March 19, 1999. The Plan of Reorganization was approved by the Bank's stockholders on April 27, 1999 and is currently expected to be consummated on or about May 18, 1999. As of March 31, 1999, however, the Company had no assets. Accordingly, the financial statements contained in this Quarterly Report on Form 10-QSB consist of the financial statements of the Company's proposed subsidiary, the Bank.

            KENTUCKY NATIONAL BANCORP, INC.


                         Index


                                                       Page
PART I.

FINANCIAL INFORMATION

Item 1.

Statement of Condition as of March 31, 1999 and
   December 31, 1998 (Unaudited)                        3

Statement of Loss - (Unaudited) for the three months
  ended March 31, 1999 and 1998                         4

Statements of Stockholders' Equity (Unaudited)          5

Statement of Cash Flows - (Unaudited) for the three
  months ended March 31, 1999 and 1998                  6

Notes to Financial Statements (Unaudited)               7


Item 2.

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   8


PART II.

OTHER INFORMATION

Item 5.     Other Information                          12

Item 6.     Exhibits and Reports on Form 8-K           12

Signatures                                             13

                KENTUCKY NATIONAL BANK

                STATEMENT OF CONDITION
                      (UNAUDITED)



                                            MARCH 31,   DECEMBER 31,
                                              1999          1998
                                            --------   ------------
         ASSETS

Cash and due from banks                   $   838,430  $   924,798
Investment in Federal Home Loan Bank          159,800       96,900
Investment in Federal Reserve Stock           180,000      180,000

Loans, net                                 39,231,571   34,200,584

Premises and equipment                      2,008,110    1,933,623
Accrued interest receivable and other
  assets                                      339,696      492,711
                                          -----------  -----------
     Total assets                         $42,757,607  $37,828,616
                                          ===========  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                $35,796,747  $30,512,242
  Federal funds purchased                     401,000      447,000
  Obligations under capital leases          1,338,601    1,349,196
  Accrued interest payable and other
    liabilities                               358,023      324,491
                                          -----------  -----------
     Total liabilities                     37,894,371   32,632,929
                                          -----------  -----------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized,
    1,000,000 shares; issued and outstand-
    ing, 240,000 shares                       240,000      240,000
  Surplus                                   5,766,203    5,762,966
  Retained deficit                         (1,142,967)    (807,279)
                                          -----------  -----------
     Total stockholders' equity             4,863,236    5,195,687
                                          -----------  -----------
Commitments and contingent liabilities           -            -

     Total liabilities and stockholders'
       equity                             $42,757,607  $37,828,616
                                          ===========  ===========

                  See notes to financial statements.

                        KENTUCKY NATIONAL BANK

                           STATEMENT OF LOSS

          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND  1998
                              (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                          ------------------------
                                             1999          1998
                                          ----------   -----------
Interest income:
  Loans, including fees                   $   832,502  $   308,860
  Securities                                    3,052         -
  Federal funds sold                            4,806       28,251
                                          -----------  -----------
     Total interest income                    840,360      337,111
                                          -----------  -----------
Interest expense:
  Deposit accounts                            273,469       62,837
  Certificates of deposit over $100,000       121,209       61,703
  Interest expense - federal funds              4,396         -
  Interest expense - capital lease             34,004         -
                                          -----------  -----------
     Total interest expense                   433,078      124,540
                                          -----------  -----------
     Net interest income                      407,282      212,571

Provision for loan losses                     175,570      100,000
                                          -----------  -----------
     Net interest income after provision
       for loan losses                        231,712      112,571
                                          -----------  -----------
Other income:
  Service charges and fees                     56,322       21,635
  Credit life and accident insurance            5,123        9,006
                                          -----------  -----------
                                               61,445       30,641
                                          -----------  -----------
Other expenses:
  Salaries and employee benefits              198,610      111,906
  Net occupancy expense                        28,780        6,744
  Advertising                                  33,932       35,669
  Data processing                              48,589       25,788
  Postage, telephone and supplies              27,341       22,918
  Directors fees                               18,900       19,000
  Professional services                        56,054       40,128
  Other operating expenses                     59,870       27,650
                                          -----------  -----------
                                              472,076      289,803
                                          -----------  -----------
Loss before income taxes and cumulative
 effect of accounting change                 (178,919)    (146,591)

Income taxes                                     -            -
                                          -----------  -----------
Net loss before cumulative effect of
 accounting change                           (178,919)    (146,591)

Cumulative effect of accounting change       (156,769)        -
                                          -----------  -----------
Net loss                                  $  (335,688) $  (146,591)
                                          ===========  ===========
Earnings (loss) per share                 $     (1.40) $      (.61)
                                          ===========  ===========

                  See notes to financial statements.

                        KENTUCKY NATIONAL BANK

                   STATEMENT OF STOCKHOLDERS' EQUITY

                              (UNAUDITED)

                         COMMON STOCK
                       ---------------                  RETAINED
                       SHARES    AMOUNT     SURPLUS      DEFICIT    TOTAL
                       ------    ------     -------     --------    -----
Balance,
  December 31, 1998    240,000   $240,000  $5,762,966 $  (807,279) $5,195,687

Incentive stock
  option plan              -          -         3,237        -          3,237

Net loss                   -          -           -      (335,688)   (335,688)
                       -------   --------  ---------- -----------  ----------
Balance,
  March 31, 1999       240,000   $240,000  $5,766,203 $(1,142,967) $4,863,236
                       =======   ========  ========== ===========  ==========

                  See notes to financial statements.

                        KENTUCKY NATIONAL BANK

                        STATEMENT OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (UNAUDITED)

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                             ------------------------
                                                1999          1998
                                             ----------   -----------
Operating activities:
  Net loss                                   $  (335,688)   $  (151,290)
  Adjustments to reconcile net loss to net
       cash provided by operating activities:
     Provision for loan losses                   175,570        100,000
     Provision for depreciation                   22,951          6,940
     Provision for amortization                     -            10,313
     Incentive stock option plan                   3,237          9,533
     Cumulative effect of accounting change      156,769           -
     Changes in assets and liabilities:
       Increase in accrued interest receivable
        and other assets                          (3,754)       (76,593)
       Increase in accrued interest payable       33,532         71,392
       Decrease in due to banks                     -          (631,250)
                                             -----------    -----------
          Net cash provided (used) by
            operating activities                  52,617       (660,955)
                                             -----------    -----------
Investing activities:
  Purchase of Federal Home Loan Bank Stock       (62,900)          -
  Net increase in loans                       (5,206,557)    (9,455,545)
  Purchases of premises and equipment            (97,438)       (18,172)
                                             -----------    -----------
          Net cash used in investing
            activities                        (5,366,895)    (9,473,717)
                                             -----------    -----------
Financing activities:
  Net increase in deposits                     5,284,505      7,467,142
  Payments on capital lease obligations          (10,595)       (11,508)
  Net decrease in federal funds purchased        (46,000)          -
                                             -----------    -----------
          Net cash provided by financing
            activities                         5,227,910      7,455,634
                                             -----------    -----------
Net decrease in cash and cash
  equivalents                                    (86,368)    (2,679,038)
                                             -----------    -----------
Cash and cash equivalents, beginning of
  period                                         924,798      4,353,888
                                             -----------    -----------
Cash and cash equivalents, end of period     $   838,430    $ 1,674,850
                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                       $   424,913    $   215,925
                                             ===========    ===========

NONCASH TRANSACTIONS:

During the period ended March 31, 1998, the Bank recorded assets and obligations for bank equipment and building under capital leases in the amount of $205,034 and $783,000, respectively.

                  See notes to financial statements.

                KENTUCKY NATIONAL BANK

             NOTES TO FINANCIAL STATEMENTS
                      (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of loss, statement of stockholders' equity, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

2.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share has been determined in accordance with Statements of Financial Accounting Standards No. 128,
     "Earnings per Share."

     Earnings (loss) per share for the three month periods ended March 31, 1998 and March 31, 1999 have been computed based on the weighted average number of shares outstanding throughout the period of 240,000. Diluted earnings (loss) per share has not been presented as the effect of options granted at inception to purchase 16,000 shares of common stock is antidilutive.

3.   NEW ACCOUNTING STANDARDS

     In April 1998, Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up activities," effective for financial statements for fiscal years beginning after December 15, 1998. In accordance with this standard, the Bank expensed on January 1, 1999, previously capitalized start-up costs in the amount of $156,769 as a cumulative effect of a change in accounting principle.

4.   RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Bank.

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

The Bank does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER
31, 1998

The Bank has continued to experience strong asset growth.
During the first quarter, total assets increased by $4.9 million, or 13%, as the Bank continued to build its loan portfolio which grew $5.0 million, or 15%. Funding for loan growth has continued to come from deposits which increased $5.3 million, or 17%, during the quarter. As the Bank is expected to continue its growth trend, management is currently exploring alternative sources of funding to meet liquidity needs and is formalizing a strategy to ensure future liquidity. This strategy includes use of short-term and long-term Federal Home Loan Bank advances, increased deposits through the Bank's recently opened branch location and internet banking site, and the establishment of an investment securities portfolio. During the quarter, stockholders' equity declined $332,000, or 6.4%, due to an increase in the retained deficit from $807,000 to $1.1 million as the result of operating losses. The Bank continues to be in compliance with all applicable regulatory capital requirements as well as the requirement imposed by the Federal Deposit Insurance Corporation that it maintain Tier 1 Capital equal to 8% of assets for the first three years of operations.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH
PERIODS ENDED MARCH 31, 1999 AND 1998

NET LOSS. Net loss for the three month periods ended March 31, 1999 and 1998 was approximately $335,700 and $146,600, respectively.  Basic(loss) per share for the three months ended
March 31, 1999 and 1998 was $(1.40) and $(.61), respectively.

The increase in the net loss for the quarter ended March 31, 1999 in comparison to the quarter ended March 31, 1998, resulted primarily from the implementation of SOP 98-5, "Reporting on the Costs of Start-up Activities," effective for financial statements for fiscal years beginning after December 15, 1998. In implementing this standard, the Bank was required to expense previously capitalized start-up costs in the amount of approximately $156,800. In accordance with SOP 98-5, the Bank reported this adjustment as a cumulative effect of a change in accounting principle. In addition, as discussed below, the increase in net loss before cumulative effect of accounting change reflects an increase in the provision for loan losses that was required due to a specific charge off of $120,000 and a $182,000 increase in other expense which were attributable to the expansion of the Bank's operations. These expenses offset a 93% increase in combined net interest income and other income.

NET INTEREST INCOME. Net interest income was $407,300 and $212,600 for the periods ended March 31, 1999 and 1998, respectively. The increase of $194,700 or 92% reflects the significant growth in both loans and deposits from March 31, 1998 to March 31, 1999. As a result of the Bank's growth and expected continued growth, the results of the current period are not necessarily indicative of future operating results.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended March 31, 1999, was $175,570 compared to $100,000 during the three month period ended March 31, 1998. The increase in the provision for loan losses during the first quarter of 1999 was necessary due to a specific charge-off in the amount of $120,000.

OTHER INCOME. Other income was $61,400 and $30,600 for the periods ended March 31, 1999 and 1998, respectively. The increase of $30,800 or 101% was related to loan growth from which the other income of service charges, fees and credit life and accident insurance commissions are generated.

OTHER EXPENSES. Other expenses increased from $289,800 for the period ended March 31, 1998 to $472,100 for the period ended March 31, 1999. The increase of $182,300 is due primarily to additional salaries and employee benefits in the amount of $86,700, resulting from increased personnel related to Bank growth and the addition of the branch location at the end of December 1998. Other significant factors include an increase of $22,000 in net occupancy expense and an increase in data processing fees of $22,800, resulting primarily from the addition of the branch location in December 1998. In addition, other operating expenses increased $32,200, primarily due to the addition of the branch location.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's sources of funds for lending activities and operations are deposits from its primary market area, funds raised in its initial public offering, principal and interest payments on loans, interest received on other investments and federal funds purchased. The Bank is also eligible to borrow from the FHLB of Cincinnati. Its principal funding commitments are for the origination of loans, the payment of maturing deposits and obligations under capital leases for buildings and equipment. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

At March 31, 1999, the Bank's ratio of loans to deposits was 109.6% compared to 112.1% at December 31, 1998. The loan-to-deposit ratio is used an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and has been possible because the Bank has funded a significant portion of its loan growth with capital raised in its initial public offering. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as source of liquidity and earnings.

The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 1999, totaled $838,430 compared to $1.7 million at March 31, 1998. The Bank's cash flows were provided mainly by financing activities including $5.2 million from deposit increases. Operating activities provided $53,000 in cash for the quarter ended March 31, 1999 compared to using $661,000 in cash in the first quarter of 1998. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $5.2 million.

     As a national bank, the Bank is subject to the regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier 1 Capital to average assets of at least 5% and ratios of Tier 1 and total capital to risk-weighted assets of at least 6% and 10%, respectively. In addition, as a condition to the approval of the insurance of its deposits, the FDIC required the Bank to maintain a ratio of Tier 1 capital to assets of at least 8% for the first three years of operations. At March 31, 1999, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations and was in compliance with the condition imposed by the FDIC in connection with the insurance of its deposits.

YEAR 2000 READINESS DISCLOSURE

Like most financial services companies, the Bank relies heavily on computers and other information technology systems. As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Form many years, software applications routinely conserved magnetic storage space by using only two digits to record calendar years; for example, the year 1999 is stored as "99". On January 1, 2000, the calendars in many software applications will change from "99" to "00". Many of these software applications, in their current form, will produce erroneous results or will fail to run at all since their logic cannot deal with this transaction.

The Bank's Year 2000 plan calls for the identification of all systems that could be affected by Year 2000 problem, the systematic assessment of their Year 2000 readiness and appropriate remedial measures and contingency planning, including liquidity planning. As part of its Year 2000 plan, the Bank has ranked its various computer systems according to their importance to the continued functioning of the Bank. Assessment procedures range from actual testing for the Bank's most mission critical systems to seeking written self assessments from individual customers. Based on these assessments, the Bank has undertaken appropriate remedial measures. The Bank's Year 2000 plan includes contingency and back-up plans for mission critical systems.

The Bank has identified its most mission critical systems as its on-line core account processing which is performed by a third party service provider. This service provider has advised the Bank that it is Year 2000 compliant and has successfully done testing with a number of its other customers. The service provider tested the Bank's equipment and links during the fourth quarter of 1998 and found them to be Year 2000 compliant. The Bank has developed a contingency plan for back-up data processing with another provider in the event its current data processor in unable to operate because of Year 2000 problems. The Bank also uses personal computers and a variety of other software packages in other facets of its day-to-day operations. These systems were all purchased just before the Bank opened in October 1997 and were selected in part based on their millennium compliance. Management believes that it has also identified all the equipment which relies on embedded computer chips to operate and has received correspondence from the vendors indicating that they are Year 2000 compliant. In addition to the risks posed by the Year 2000 readiness of its internal system, the Bank recognizes that the Bank is exposed to Year 2000 risks from its customers. Most of the Bank's loan customers are individuals and small businesses which are not technologically intensive. The Bank has surveyed its loan customers and believes that most of its commercial loan customers will continue to operate even if a Year 2000 problem disrupts their data processing functions. The Bank is working to increase their awareness of the problem. The Bank does not believe that the costs associated with its Year 2000 planning will have a material impact on its results of operations.

Based on its testing and preparation, management does not currently believe that the Bank's mission-critical systems are vulnerable to the Year 2000 problem or that the century date change will materially disrupt internal operations.
Accordingly, management believes that the Bank's most significant internal risk from the Year 2000 problem is either that Year 2000 problems will affect the ability of some loan customers to make payments on a timely basis or that problems will occur in less critical systems. Management believes that the Bank's most significant risk from the Year 2000 problem is that the Year 2000 failures of others will cause an interruption of basic services such as electrical power, telecommunications or government services. Although the Bank has received assurances of Year 2000 compliance from most of these providers, there can be no assurance that Year 2000 failures on the part of these parties will not have a material adverse effect on the Bank.

PART II

                   OTHER INFORMATION

ITEM 5.   OTHER INFORMATION
          -----------------

          On May 12, 1999, Kentucky National Bank (the
          "Registrant"), with the approval of the Board of Directors, dismissed the Registrant's independent public auditors, Whelan, Doerr & Company, PSC ("Whelan Doerr"), and engaged York, Neel & Co.- Owensboro, LLP. Whelan Doerr served as the Registrant's independent public auditors from October 15, 1997 through May 12, 1999. Whelan Doerr's reports on the financial statements of the Registrant for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There have not been any disagreements between the Registrant and Whelan, Doerr, PSC on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure of the nature required to be reported herein. None of the events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Registrant's two most recently completed fiscal years or the subsequent interim period preceding the dismissal.

          York, Neel & Co.- Owensboro, LLP has been engaged as the Registrant's independent public auditors effective immediately. The Registrant has not requested or obtained any advice from York, Neel & Co.- Owensboro, LLP that was an important factor considered by the Registrant in reaching a decision as to accounting, auditing or financial reporting issues concerning any material accounting, auditing or financial reporting issue regarding the application of accounting principles to a specified transaction or the type of audit opinions that might be rendered on the Registrant's consolidated financial statements.

          A copy of a letter from Whelan Doerr in response to this item is attached hereto as Exhibit 16.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a) Exhibits. The following exhibits are being filed with -------- this Quarterly Report on Form 10-QSB.

          Exhibit
            No.        Description
          -------      -----------

            16         Letter re Change in Certifying
                       Accountants

            27         Financial Data Schedule

  (b)     Reports on Form 8-K.  During the quarter ended March
          ------------------- 31, 1999, the Company did not file
          any current reports on Form 8-K.

                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                               KENTUCKY NATIONAL BANCORP, INC.


Date: May 14, 1999             By: /s/ Ronald J. Pence
                                   __________________________
                                   Ronald J. Pence, President
                                   (Duly Authorized Represen-
                                   tative and Principal
                                   Financial Officer)