Form 10QSB
period 1999-06-30
KENTUCKY NATIONAL BANCORP INC
filed 1999-08-16
CIK 1078860

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC  20549
            ______________________________

                      FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

           COMMISSION FILE NUMBER 333-72371

                KENTUCKY NATIONAL BANCORP, INC.
-----------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its Charter)

            Indiana                             61-1345603
-------------------------------             --------------------
(State or other jurisdiction of               (IRS Employer
organization)                                Identification No.)

1000 North Dixie Avenue, Elizabethtown, Kentucky        42701
------------------------------------------------      ----------
(Address of principal executive offices)              (Zip code)

Issuer's telephone number, including area code: (270)737-6000
                                                -------------

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        X  Yes            No
       ___           ___

     As of June 30, 1999, there were 240,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):
           Yes        X   No
       ___           ___

            KENTUCKY NATIONAL BANCORP, INC.
               Elizabethtown, Kentucky


                         Index


                                                       PAGE
PART I.                                                ----
------

FINANCIAL INFORMATION

Item 1.

Consolidated Statement of Condition as of June 30,
  1999 and December 31, 1998 (Unaudited)                3

Consolidated Statement of Operations - (Unaudited)
  for  the three months and six months ended
  June 30, 1999 and 1998                                4

Consolidated Statement of Cash Flows - (Unaudited)
   for the six months ended June 30, 1999 and 1998      5

Notes to Consolidated Financial Statements (Unaudited)  6


Item 2.

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   8

PART II.
-------

OTHER INFORMATION

Item  4. Submission of Matters to a Vote of
  Security Holders                                     11

Item  6. Exhibits and Reports on Form 8-K              11

Signatures                                             12

                KENTUCKY NATIONAL BANCORP, INC.

                CONSOLIDATED STATEMENT OF CONDITION
                      (UNAUDITED)



                                             JUNE 30,   DECEMBER 31,
                                              1999          1998
                                            --------   ------------
                                ASSETS

Cash and due from banks                   $ 1,326,520  $   924,798
Federal funds sold                             19,000         -
Investment in Federal Home Loan Bank          159,800       96,900
Investment in Federal Reserve Stock           180,000      180,000

Loans, net                                 43,347,707   34,200,584

Premises and equipment                      2,004,183    1,933,623
Accrued interest receivable and other
  assets                                      402,655      492,711
                                          -----------  -----------
     Total assets                         $47,439,865  $37,828,616
                                          ===========  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                $39,830,251  $30,512,242
  Federal funds purchased                          --      447,000
  Federal Home Loan Bank advances           1,000,000           --
  Obligations under capital leases          1,327,868    1,349,196
  Accrued interest payable and other
    liabilities                               358,715      324,491
                                          -----------  -----------
     Total liabilities                     42,516,834   32,632,929
                                          -----------  -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                    --           --
  1999 -- Common stock $.01 par value;
  authorized, 5,000,000 shares; issued
  and outstanding 240,000 shares                2,400           --
  1998 - Common stock, $1 par value;
    auhorized, 1,000,000 shares; issued
    and outstanding, 240,000 shares                --      240,000
  Surplus                                   5,202,590    5,762,966
  Retained deficit                           (281,959)    (807,279)
                                          -----------  -----------
     Total stockholders' equity             4,923,031    5,195,687
                                          -----------  -----------

Commitments and contingent liabilities             --           --
                                          -----------  -----------
     Total liabilities and stockholders'
       equity                             $47,439,865  $37,828,616
                                          ===========  ===========

            See notes to consolidated financial statements.

                   KENTUCKY NATIONAL BANCORP, INC.

                 CONSOLIDATED STATEMENT OF OPERATIONS

   FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (UNAUDITED)

                                      Three Months Ended       Six Months Ended
                                            June 30,               June 30,
                                     ---------------------   ---------------------
                                      1999          1998       1999          1998
                                     ------        -------   --------      -------
Interest income:
  Loans, including fees              $947,674     $ 479,883  $1,780,176   $ 788,743
  Securities                            5,400         2,265       8,452       2,265
  Federal funds sold                    1,272        27,693       6,078      55,944
                                     --------     ---------  ----------   ---------
     Total interest income            954,346       509,841   1,794,706     846,952
                                     --------     ---------  ----------   ---------
Interest expense:
  Deposit accounts                    291,248       142,039     564,717     204,876
  Certificates of deposit
    over $100,000                     130,935        83,569     252,144     145,272
  Interest expense - federal funds     11,442            --      15,838          --
  Interest expense - capital lease     33,866        36,330      67,870      36,330
                                     --------     ---------  ----------   ---------
     Total interest expense           467,491       261,938     900,569     386,478
                                     --------     ---------  ----------   ---------

     Net interest income              486,855       247,903     894,137     460,474

Provision for loan losses              83,234        33,685     258,804     133,685
                                     --------     ---------  ----------   ---------
     Net interest income after
       provision for loan losses      403,621       214,218     635,333     326,789
                                     --------     ---------  ----------   ---------
Other income:
  Service charges and fees             66,369        47,888     122,691      69,523
  Credit life and accident insurance   12,222        17,735      17,345      26,741
                                     --------     ---------  ----------   ---------
                                       78,591        65,623     140,036      96,264
                                     --------     ---------  ----------   ---------
Other expenses:
  Salaries and employee benefits      201,839       178,660     400,449     290,566
  Net occupancy expense                31,822        22,673      60,602      29,417
  Advertising                          27,884        21,620      61,816      57,289
  Data processing                      25,168         4,537      73,757      13,191
  Postage, telephone and supplies      21,436        13,517      48,777      36,435
  Directors fees                       19,110        19,110      38,010      38,110
  Professional services                40,459        81,908      96,513     152,694
  Other operating expenses             60,765        51,897     120,635      66,023
                                     --------     ---------  ----------   ---------
                                      428,483       393,922     900,559     683,725
                                     --------     ---------  ----------   ---------
Income (loss) before income taxes
 and cumulative effect of accounting
 change                                53,729      (114,081)   (125,190)   (260,672)
Income taxes                               --            --          --          --
                                     --------     ---------  ----------   ---------
Net income (loss) before cumulative
 effect  of accounting change          53,729      (114,081)   (125,190)   (260,672)

Cumulative effect of accounting
  change                                   --            --    (156,769)         --
                                     --------     ---------  ----------   ---------
Net income (loss)                    $ 53,729     $(114,081) $ (281,959)  $(260,672)
                                     ========     =========  ==========   =========
Earnings (loss) per share            $    .22     $    (.47) $    (1.17)  $   (1.08)
                                     ========     =========  ==========   =========

         See notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC.

               CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                           (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                  ---------------------
                                                    1999         1998
                                                  --------     --------
Operating activities:
  Net loss                                       $  (281,959)  $   (260,672)
  Adjustments to reconcile net loss to net
       cash provided by operating activities:
     Provision for loan losses                       258,804        133,685
     Provision for depreciation                       44,420         18,861
     Provision for amortization                           --         20,627
     Incentive stock option plan                       9,303         14,733
     Cumulative effect of accounting change          156,769             --
     Changes in assets and liabilities:
       Increase in accrued interest receivable
        and other assets                             (66,713)      (160,668)
       Increase in accrued interest payable           34,224        167,827
       Decrease in due to banks                           --       (631,250)
                                                 -----------  ------------
          Net cash provided (used) by
            operating activities                     154,848       (696,857)
                                                 -----------  ------------
Investing activities:
  Purchase of Federal Home Loan Bank Stock           (62,900)           --
  Net increase in loans                           (9,405,927)  (14,539,060)
  Purchases of premises and equipment               (114,980)     (149,043)
                                                 -----------  ------------
          Net cash used in investing
            activities                            (9,583,807)  (14,688,103)
                                                 -----------  ------------

Financing activities:
  Net increase in deposits                         9,318,009    13,595,330
  Payments on capital lease obligations              (21,328)      (20,647)
  Net decrease in federal funds purchased           (447,000)           --
  Federal Home Loan Bank advances                  1,000,000            --
                                                 -----------  ------------
          Net cash provided by financing
            activities                             9,849,681    13,574,683
                                                 -----------  ------------

Net increase (decrease) in cash and cash
  equivalents                                        420,722    (1,810,277)

Cash and cash equivalents, beginning of period       924,798     4,353,888
                                                 -----------  ------------

Cash and cash equivalents, end of period         $ 1,345,520  $  2,543,611
                                                   ===========  ============
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                           $   892,073  $    166,510
                                                   ===========  ============

NONCASH TRANSACTIONS:

During the six month period ended June 30, 1998, the Bank recorded assets and obligations for bank equipment and building under capital leases in the amount of $205,034 and $783,000, respectively.

         See notes to consolidated financial statements.

            KENTUCKY NATIONAL BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)


1.   BASIS OF PRESENTATION

     Kentucky National Bancorp, Inc., (the Company) became the holding company for Kentucky National Bank (the Bank) on May 18, 1999 by issuing and exchanging its stock on a share for share basis for the outstanding stock of the Bank. The transfer of stock between the entities under common control was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the 1999 financial statements are presented as if the holding company formation occurred on January 1, 1999.

     The unaudited consolidated financial statements include the accounts of Kentucky National Bancorp, Inc., and its subsidiary Kentucky National Bank, for periods presented in 1999 and the accounts of Kentucky National Bank for periods presented in 1998. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of loss, statement of stockholders' equity, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

2.   FEDERAL HOME LOAN BANK ADVANCES

     At June 30, 1999, the Bank had $1,000,000 in advances from
     Federal Home Loan Bank (FLHB) of Cincinnati. Advances generally mature within one to four days from the transaction date. All advances are secured by 100% of the Bank's mortgage loan portfolio and all FHLB stock.

3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share has been determined in accordance with Statements of Financial Accounting Standards No. 128,
     "Earnings per Share."

     Earnings (loss) per share for the six month periods ended June 30, 1999 and 1998 and for the three month periods ended June 30, 1998 and 1999 have been computed based on the weighted average number of shares outstanding throughout the period of 240,000. Diluted earnings (loss) per share has not been presented as the effect of options granted at inception to purchase 16,000 shares of common stock is either immaterial or antidilutive.

4.   NEW ACCOUNTING STANDARDS

     In April 1998, Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up activities," effective for financial statements for fiscal years beginning after December 15, 1998. In accordance with this standard, the Bank expensed on January 1, 1999, unamortized start-up costs in the amount of $156,769 as a cumulative effect of a change in accounting principle.

5.   RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company.

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER
31, 1998

Growth trends in loans and deposits continued to be strong in the second quarter of 1999. Total assets increased $9.6 million, or 25.4%, to $47.4 million at June 30, 1999 compared to $37.8 million at December 31, 1998. The increase in total assets was attributable to a $9.1 million or 26.7% increase in the loan portfolio. Also contributing to the increase in assets was a $401,722, or 43.4% increase in cash and due from banks as the Bank has sought to increase liquidity.

Funding for the Bank's asset growth came primarily from increased deposits. At June 30, 1999, deposits totaled $39.8 million, a $9.3 million, or 30.5%, increase over deposits at December 31, 1998. During this quarter, the Bank increased liquidity through Federal Home Loan Bank (FHLB) advances in the amount of $1,000,000. These advances are part of a formal liquidity strategy implemented by the Bank. The strategy also includes increased deposits through the Bank's recently opened branch location and internet banking site, participating existing loans, and the establishment of an investment securities portfolio to ensure the Bank's liquidity position.

Stockholders equity decreased to $4.9 million at June 30, 1999 from $5.2 million at December 31, 1998 as the result of retained losses for the six month period. The Bank continues to be in compliance with all applicable regulatory capital requirements as well as the requirement imposed by the Federal Deposit Insurance Corporation that it maintain Tier 1 Capital equal to 8% of assets for the first three years of operations.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX
MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

NET INCOME (LOSS).   Net income for the quarter ended June 30,
1999 was $53,700 or $.22 per share compared to a net loss of $114,100 or $.47 for the same period last year, an increase of $167,800 or $.69 per share. Earnings improved for the quarter largely as a result of the increase in net interest income from bank growth relative to a small increase in other expenses. The year to date loss at June 30, 1999 was $282,000 or $1.17 per share compared to a net loss of $260,700 or $1.08 per share for the same period in 1998. The increase of the net loss for the six months ended June 30, 1999 in comparison to the six months ended June 30, 1998, resulted primarily from the implementation of SOP 98-5, "Reporting on the Costs of Start-up Activities," effective for financial statements for fiscal years beginning after December 15, 1998. Implementation of this standard required an expense of previously capitalized start-up costs in the amount of $156,800, which was reported as a cumulative effect of a change in accounting principle. An additional factor in the increase, as discussed below, was the addition to the provision for loan losses for a specific charge off of $120,000.

NET INTEREST INCOME. Net interest income was $486,900 and $247,900, for the quarters ended June 30, 1999 and 1998, respectively. Year to date net interest income was $894,100 and $460,500 for the six months ended June 30, 1999 and 1998, respectively. The increase of $239,000 or 96% for the quarter ended June 30, 1999 and the year to date increase of $433,600 or 94% for the six months ended June 30, 1999 reflects the significant growth in loans and deposits from June 30, 1998 to June 30, 1999. Management expects that the level of net interest income will continue to improve as the loan portfolio grows.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $83,200 and $33,685 for the quarters ended June 30, 1999 and
1998, respectively.   The increase of $49,500 is relative to the
increase in loans for the quarter.   The year to date provision
for loan losses was $258,800 and $133,700 for the six months ended June 30, 1999 and 1998, respectively. The year to date increase of $125,100 was primarily due to a specific charge off in the amount of $120,000 during the first quarter of 1999.

OTHER INCOME. Other income was $78,600 and $65,600 for the quarters ended June 30, 1999 and 1998, respectively. Year to date other income was $140,000 and $96,300 for the six months ended June 30, 1999 and 1998, respectively. The increase for the quarter of $13,000 or 20% and the year to date increase of $43,700 or 45% is reflective of loan and deposit growth from which other income of service charges, fees and credit life and accident insurance are generated.

OTHER EXPENSE. Other expense was $428,500 and $393,900 for the quarters ended June 30, 1999 and 1998, respectively. Year to date other expense was $900,600 and $683,700 for the six months ended June 30, 1999 and 1998, respectively. The increase for the quarter of $34,600 or 9% and the year to date increase of $216,800 or 32% was due primarily to the increases in salaries and employee benefits of $23,200 for the quarter and $109,900 year to date. The growth in salaries and benefits is due to bank growth and the addition of the branch location in December 1998. Other significant factors included increases in data processing of $20,600 for the quarter and $31,200 for the year to date, increases in net occupancy expense of $9,000 for the quarter and $31,200 year to date and increases in other operating expenses of $8,900 for the quarter and $54,600 year to date. Increases in these factors were primarily due to the addition of the branch location.

LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no operating business other than the Bank and does not have material funding needs. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

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

At June 30, 1999, the Bank's ratio of loans to deposits was 108.8% compared to 112.1% at December 31, 1998. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and has been possible because the Bank has funded a significant portion of its loan growth with capital raised in its initial public offering. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as a source of liquidity and earnings.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 1999, totaled $1.3 million compared to $2.5 million at June 30, 1998. The Bank's cash flows were provided mainly by financing activities including $9.3 million from net deposit increases. Operating activities provided $154,848 in cash for the six months ended June 30, 1999 compared to using $696,857 in cash in the first six months of 1998. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $9.4 million.

As a national bank, the Bank is subject to the regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier 1 Capital to average assets of at least 5% and ratios of Tier 1 and total capital to risk-weighted assets of at least 6% and 10% respectively. In addition, as a condition to the approval of the insurance of its deposits, the FDIC required the Bank to maintain a ratio of Tier 1 capital to assets of at least 8% for the first three years of operations. At June 30, 1999, the Bank satisfied the capital requirements for classification as well as capitalized under OCC regulations and was in compliance with the condition imposed by the FDIC in connection with the insurance of its deposits.

YEAR 2000 READINESS DISCLOSURE.

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

Based on its testing and preparation, management does not currently believe that the Bank's mission-critical systems are vulnerable to the Year 2000 problem or that the century date change will materially disrupt internal operations.
Accordingly, management believes that the Bank's most significant internal risk from the Year 2000 problem is either that Year 2000 problems will affect the ability of some loans customers to make payments on a timely basis or that problems will occur in less critical systems. Management believes that the Bank's most significant risk from the Year 2000 problem is that the Year 2000 failures of others will cause an interruption of basic services such as electrical power, telecommunications or government services. Although the Bank has received assurances of Year 2000 compliance from most of these providers, there can be no assurance that Year 2000 failures on the part of these parties will not have a material adverse effect on the Bank.

Part II

                   OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          On April 27, 1999, the Bank held its annual meeting of shareholders at which the following items were voted on.

          (1)  Approval of the holding company reorganization:


                                   NUMBER OF VOTES

                    For                170,800

                    Against                  0

                    Abstain              1,294

       There were no broker non-votes.

       (2)  Election of Directors


                  NOMINEE                FOR           WITH-
                                                       HELD

       Robert E. Robbins, M.D.        171,805          289

       Lawrence P. Calvert            171,805          289

       Ronald J. Pence                171,805          289

       Kevin D. Addingon              171,805          289

       Henry Lee Chitwood             171,805          289

       Lois Watkins Gray              171,805          289

       William R. Hawkins             171,805          289

       Christopher G. McKnight, M.D.  171,805          289

       Leonard Allen McNutt           171,805          289


          There were no abstentions or broker non-votes.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a) The following exhibits are being filed with this quarterly report on Form 10-QSB:

          Number             Description
          ------             -----------

           27                Financial Data Schedule (EDGAR
                             Only)

    (b) During the quarter ended June 30, 1999, the Company did not file any current reports on Form 8-K.

                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                           KENTUCKY NATIONAL BANCORP, INC.


Date: August 12, 1999      By: /s/ Ronald J. Pence
                               ------------------------------
                               Ronald J. Pence, President
                               (Duly Authorized Represen-
                                 tative and Principal
                                 Financial Officer)