Form 10QSB
period 1999-09-30
KENTUCKY NATIONAL BANCORP INC
filed 1999-11-15
CIK 1078860

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                  ______________________________

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT

     For the transition period from ____________ to ____________

                 Commission File Number 333-72371

                 KENTUCKY NATIONAL BANCORP, INC.
-----------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its Charter)


        Indiana                                    61-1345603
--------------------------------------------  ------------------
(State or other jurisdiction of organization)   (IRS Employer
                                              Identification No.)


1000 North Dixie Avenue, Elizabethtown, Kentucky      42701
------------------------------------------------     ----------
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (270)737-6000
                                                -------------

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       X   Yes            No
      ---            ----

     As of September 30, 1999, there were 240,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):

           Yes         X   No
     ----             ---

                KENTUCKY NATIONAL BANCORP, INC.

                    ELIZABETHTOWN, KENTUCKY


                             INDEX


                                                            PAGE
                                                            ----
PART I.
------

FINANCIAL INFORMATION

Item 1.

Consolidated Statement of Condition as of
   September 30, 1999 and December 31, 1998
   (Unaudited)                                                3

Consolidated Statement of Operations - (Unaudited)
   for the three months and nine months ended
   September 30, 1999 and 1998                                4

Consolidated Statement of Cash Flows - (Unaudited)
   for the nine months ended September 30, 1999 and 1998      5

Notes to Consolidated Financial Statements (Unaudited)        6


Item 2.

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         8


PART II.
-------

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                 14

Signatures                                                   15

                KENTUCKY NATIONAL BANCORP, INC.

              CONSOLIDATED STATEMENT OF CONDITION
                          (UNAUDITED)


                                          SEPTEMBER 30,      DECEMBER 31,
                                               1999             1998
                                          -------------      ------------
              ASSETS
Cash and due from banks                    $   867,628       $   924,798
Federal funds sold                           1,450,000                 -
Investment in Federal Home Loan Bank           162,400            96,900
Investment in Federal Reserve Stock            180,000           180,000

Loans, net                                  44,768,789        34,200,584

Premises and equipment                       2,003,950         1,933,623
Accrued interest receivable and other
  assets                                       492,660           492,711
                                           -----------       -----------
     Total assets                          $49,925,427       $37,828,616
                                           ===========       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
  Deposits                                 $42,215,158       $30,512,242
  Federal funds purchased                            -           447,000
  Federal Home Loan Bank advances            1,000,000                 -
  Obligations under capital leases           1,316,899         1,349,196
  Accrued interest payable and other
    liabilities                                389,010           324,491
                                           -----------       -----------
     Total liabilities                      44,921,067        32,632,929
                                           -----------       -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                      -                 -
  1999 - Common stock $.01 par value;
    authorized, 5,000,000 shares; issued
    and outstanding 240,000 shares               2,400                 -
  1998 - Common stock, $1 par value;
    authorized, 1,000,000 shares; issued
    and outstanding, 240,000 shares                  -           240,000
  Surplus                                    5,206,924         5,762,966
  Retained deficit                            (204,964)         (807,279)
                                           -----------       -----------
     Total stockholders' equity              5,004,360         5,195,687
                                           -----------       -----------
Commitments and contingent liabilities               -                 -
                                           -----------       -----------
     Total liabilities and stockholders'
       equity                              $49,925,427       $37,828,616
                                           ===========       ===========

               See notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS

          FOR THE THREE MONTHS AND NINE MONTHS ENDED
                      SEPTEMBER 30, 1999 AND 1998
                           (UNAUDITED)

                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                     --------------------    --------------------
                                       1999        1998       1999          1998
                                     --------    --------    -------      -------
Interest income:
  Loans, including fees              $1,033,647   $597,450    $2,813,823  $1,386,193
  Securities                              2,615     36,171        11,067      92,115
  Federal funds sold                      6,125      5,400        12,203       7,665
                                     ----------   --------    ----------  ----------
     Total interest income            1,042,387    639,021     2,837,093   1,485,973
                                     ----------   --------    ----------  ----------
Interest expense:
  Deposit accounts                      316,408    202,692       881,125     407,568
  Certificates of deposit over
     $100,000                           133,751     92,287       385,895     237,559
  Interest expense - federal funds       18,127          -        33,965           -
  Interest expense - capital lease       33,630     27,740       101,500      64,070
                                     ----------   --------    ----------  ----------
     Total interest expense             501,916    322,719     1,402,485     709,197
                                     ----------   --------    ----------  ----------
     Net interest income                540,471    316,302     1,434,608     776,776

Provision for loan losses                67,538     57,619       326,442     191,304
                                     ----------   --------    ----------  ----------
     Net interest income after
       provision for loan losses        472,833    258,683     1,108,166     585,472
                                     ----------   --------    ----------  ----------
Other income:
  Service charges and fees               71,390     39,819       194,081     109,342
  Credit life and accident insurance      5,085      7,221        22,430      33,962
                                     ----------   --------    ----------  ----------
                                         76,475     47,040       216,511     143,304
                                     ----------   --------    ----------  ----------
Other expenses:
  Salaries and employee benefits        192,849    161,768       593,298     452,334
  Net occupancy expense                  28,370     20,773        88,972      50,190
  Advertising                            29,339     34,396        91,155      91,685
  Data processing                        49,517     26,346       123,274      71,030
  Postage, telephone and supplies        27,587     11,888        76,364      48,323
  Directors fees                         19,320     18,900        57,330      57,010
  Professional services                  47,499     26,260       144,012     130,344
  Other operating expenses               77,832     69,142       198,467     152,282
                                     ----------   --------    ----------  ----------
                                        472,313    369,473     1,372,872   1,053,198
                                     ----------   --------    ----------  ----------
Income (loss) before income taxes
 and cumulative effect of accounting
 change                                  76,995    (63,750)      (48,195)   (324,422)

Income taxes                                  -          -             -           -
                                     ----------   --------    ----------  ----------

Net income (loss) before cumulative
 effect of accounting change             76,995    (63,750)      (48,195)   (324,422)

Cumulative effect of accounting
  change                                      -          -      (156,769)          -
                                     ----------   --------    ----------  ----------

Net income (loss)                    $   76,995   $(63,750)   $ (204,964) $ (324,422)
                                     ==========   ========    ==========  ==========

Earnings (loss) per share            $      .32   $   (.27)   $     (.85) $    (1.35)
                                     ==========   ========    ==========  ==========




             See notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC.

               CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                           (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                         1999            1998
                                                      -----------     ----------
Operating activities:
  Net loss                                            $   (204,964)  $   (324,422)
  Adjustments to reconcile net loss to net
       cash provided by operating activities:
     Provision for loan losses                             326,442        191,304
     Provision for depreciation                             67,131         30,319
     Provision for amortization                                  -         30,938
     Incentive stock option plan                            13,637         18,488
     Cumulative effect of accounting change                156,769              -
     Changes in assets and liabilities:
       Increase in accrued interest receivable
        and other assets                                  (156,718)      (233,177)
       Increase in accrued interest payable                 64,519        209,035
       Decrease in due to banks                                  -       (631,250)
                                                      ------------   ------------
          Net cash provided (used) by
            operating activities                           266,816       (708,765)
                                                      ------------   ------------
Investing activities:
  Purchase of Federal Home Loan Bank Stock                 (65,500)             -
  Net increase in loans                                (10,894,647)   (19,451,012)
  Purchases of premises and equipment                     (137,458)      (167,366)
                                                      ------------   ------------
          Net cash used in investing
            activities                                 (11,097,605)   (19,618,378)
                                                      ------------   ------------
Financing activities:
  Net increase in deposits                              11,702,916     18,475,367
  Payments on capital lease obligations                    (32,297)       (29,886)
  Net decrease in federal funds purchased                 (447,000)             -
  Federal Home Loan Bank advances                        1,000,000              -
                                                      ------------   ------------
          Net cash provided by financing
            activities                                  12,223,619     18,445,481
                                                      ------------   ------------
Net increase (decrease) in cash and cash
  equivalents                                            1,392,830     (1,881,662)

Cash and cash equivalents, beginning of period             924,798      4,353,888
                                                      ------------   ------------
Cash and cash equivalents, end of period              $  2,317,628   $  2,472,226
                                                      ============   ============
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                $  1,368,867   $    546,319
                                                      ============   ============

NONCASH TRANSACTIONS:

During the nine month period ended September 30, 1998, the Bank recorded assets and obligations for bank equipment and building under capital leases in the amount of $205,034 and $783,000, respectively.

           See notes to consolidated financial statements.

                KENTUCKY NATIONAL BANCORP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   BASIS OF PRESENTATION

     Kentucky National Bancorp, Inc., (the Company) became the holding company for Kentucky National Bank (the Bank) on May 18, 1999, by issuing and exchanging its stock on a share for share basis for the outstanding stock of the Bank. The transfer of stock between the entities under common control was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the 1999 financial statements are presented as if the holding company formation occurred on January 1, 1999.

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

2.   FEDERAL HOME LOAN BANK ADVANCES

     Advances from Federal Home Loan Bank of Cincinnati are payable at maturity, with interest payable monthly, and are summarized as follows at September 30, 1999 and 1998:

                        MATURITY   RATE        1999     1998
Short-term borrowings   11/22/99   Variable  $1,000,000  $   -
                                             ==========  =====

     All advances are secured by 100% of the Bank's mortgage loan portfolio and all FHLB stock.

3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share has been determined in accordance with Statements of Financial Accounting Standards No. 128,
     "Earnings per Share."

     Earnings (loss) per share for the nine month periods ended September 30, 1999 and 1998 and for the three month periods ended September 30, 1999 and 1998 have been computed based on the weighted average number of shares outstanding throughout the period of 240,000. Diluted earnings (loss) per share has not been presented as the effect of options granted at inception to purchase 16,000 shares of common stock is either immaterial or antidilutive.

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

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulator factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND
DECEMBER 31, 1998

Growth trends in loans and deposits continued strong in the third quarter of 1999. Total assets increased $12.1 million, or 32.0% to $49.9 million at September 30, 1999 compared to $37.8 million at December 31, 1998. The increase in total assets was primarily attributable to a $10.6 million or 30.9% increase in the loan portfolio. Also contributing to the increase in assets was a $1.5 million increase in federal funds sold as the Bank has sought to increase liquidity before the year 2000.

Funding for the Bank's asset growth came primarily from increased deposits. At September 30, 1999, deposits totaled $42.2 million, a $11.7 million, or 38.4%, increase over deposits at December 31, 1998. During this quarter, the Bank continued to maintain liquidity through Federal Home Loan Bank (FHLB) advances in the amount of $1,000,000. These advances are part of a formal liquidity strategy implemented by the Bank. The strategy also includes increased deposits through the Bank's recently opened branch location and internet banking site, participating existing loans, and the establishment of an investment securities portfolio to ensure the Bank's liquidity position.

Stockholders equity decreased to $5 million at September 30, 1999 from $5.2 million at December 31, 1998 as the result of losses during the first six months of the year. Although the Bank recorded a profit during the most recent quarter, it was not sufficient to offset earlier losses. The Bank continues to be in compliance with all applicable regulatory capital requirements as well as the requirement imposed by the Federal Deposit Insurance Corporation that it maintain Tier I Capital equal to 8% of assets for the first three years of operations.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE
MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NET INCOME (LOSS).   Net income for the quarter ended September
30, 1999 was $77,000 or $.32 per share compared to a net loss of $(63,800) or $(.27) for the same period last year, an increase of $140,800 or $.59 per share. Earnings improved for the quarter largely as a result of the increase in net interest
                          8
income from Bank growth relative to a small increase in other expenses. The year to date loss at September 30, 1999 was $(205,000) or $(.85) per share compared to a net loss of $(324,400) or $(1.35) per share for the same period in 1998.
The decrease of the net loss for the nine months ended September 30, 1999 in comparison to the nine months ended September 30, 1998, is the result of the Bank's net income position for the quarters ended June 30, and September 30, 1999 enabling the Bank to recover from the first quarter additional loan loss provision of $120,000 for a specific charge off and the implementation of SOP 98-5, "Reporting on the Costs of Start-up Activities," effective for financial statements for fiscal years beginning after December 15, 1998. Implementation of this standard required an expense of previously capitalized start-up costs in the amount of $156,800, which was reported as a cumulative effect of a change in accounting principle.

NET INTEREST INCOME. Net interest income continues to improve at $540,500 and $316,300, for the quarters ended September 30, 1999 and 1998, respectively. Year to date net interest income was $1.4 million and $776,800 for the nine months ended September 30, 1999 and 1998, respectively. The increase of $224,200 or 71% for the quarter ended September 30, 1999 and the year to date increase of $623,200 or 80% for the nine months ended September 30, 1999 reflects the significant growth in loans and deposits from September 30, 1998 to September 30, 1999. Management expects that the level of net interest income will continue to improve as the loan portfolio grows.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $67,600 and $57,600 for the quarters ended September 30, 1999 and 1998, respectively. The increase of $10,000 is relative to the increase in loans for the quarter. The year to date provision for loan losses was $326,400 and $191,300 for the nine months ended September 30, 1999 and 1998, respectively. The year to date increase of $135,100 was primarily due to a specific charge off in the amount of $120,000 during the first quarter of 1999. At September 30, 1999, the Bank's allowance for loan losses was $507,000, or 1.2% of the gross loan portfolio.

OTHER INCOME. Other income was $76,500 and $47,000 for the quarters ended September 30, 1999 and 1998, respectively. Year to date other income was $216,500 and $143,300 for the nine months ended September 30, 1999 and 1998, respectively. The increase for the quarter of $29,500 or 62.8% and the year to date increase of $73,200 or 51% is reflective of loan and deposit growth from which other income of service charges and fees are generated.

OTHER EXPENSE. Other expense was $472,300 and $369,500 for the quarters ended September 30, 1999 and 1998, respectively. Year to date other expense was $1,372,900 and $1,053,200 for the nine months ended September 30, 1999 and 1998, respectively. The increase for the quarter of $102,800 or 27.8% and the year to date increase of $319,700 or 30% was due primarily to the increases in salaries and employee benefits of $31,100 for the quarter and $141,000 year to date. The growth in salaries and benefits is due to Bank growth and the addition of the branch location in December 1998. Other significant factors included increases in data processing of $23,200 for the quarter and $52,200 for the year to date, increases in net occupancy expense of $7,600 for the quarter and $38,800 year to date, increases in postage, telephone and supplies of $15,700 for the quarter and $28,000 for the year to date, and increases in other operating expenses of $8,700 for the quarter and $46,200 year to date. Increases in these factors were primarily due to the addition of the branch location.

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

At September 30, 1999, the Bank's ratio of loans to deposits was 106% compared to 112.1% at December 31, 1998. The loan-to deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and has been possible because the Bank has funded a significant portion of its loan growth with capital raised in its initial public offering. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as a source of liquidity and earnings.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 1999, totaled $2.3 million compared to $2.5 million at September 30, 1998. The Bank's cash flows were provided mainly by financing activities, including $11.7 million from net deposit increases. Operating activities provided $266,800 in cash for the nine months ended September 30, 1999 compared to using $708,800 in cash in the first nine months of 1998. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $10.9 million.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at lease 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. In addition, as a condition to the approval of the insurance of its deposits, the FDIC required the Bank to maintain a ratio of Tier I capital to assets of at least 8% for the first three years of operations. At September 30, 1999, the Bank satisfied the capital requirements for classification as well as capitalized under OCC regulations and was in compliance with the condition imposed by the FDIC in connection with the insurance of its deposits.

YEAR 2000 READINESS DISCLOSURE.

Like most financial services companies, the Bank relies heavily on computers and other information technology systems. As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. For many years, software applications routinely conserved magnetic storage space by using only two digits to record calendar years; for example, the year 1999 is stored as "99". On January 1, 2000, the calendars in many software applications will change from "99" to "00". Many of these software applications, in their current form, will produce erroneous results or will fail to run at all since their logic cannot deal with this transaction.

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

The Bank has identified its most mission critical systems as its on-line core account processing which is performed by a third party service provider. This service provider has advised the Bank that it is Year 2000 compliant and has successfully done testing with a number of its other customers. The service provider tested the Bank's equipment and links during the fourth quarter of 1998 and found them to be Year 2000 compliant. The Bank has developed a contingency plan for back-up data processing with another provider in the event its current data processor in unable to operate because of Year 2000 problems. The Bank also uses personal computers and a variety of other software packages in other facets of its day-to-day operations. These systems were all purchased just before the Bank opened in October 1997 and were selected in part based on their millennium compliance. Management believes that it has also identified all the equipment which relies on embedded computer chips to operate and has received correspondence from the vendors indicating that they are Year 2000 compliant. In addition to the risks posed by the Year 2000 readiness of its internal system, the Bank recognizes that the Bank is exposed to Year 2000 risks from its customers. The Bank surveyed its larger loan customers regarding their Year 2000 readiness and is working to increase their awareness of the problem. The Bank does not believe that the costs associated with its Year 2000 planning will have a material impact on its results of operations.

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


RECENTLY ENACTED LEGISLATION

    On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act, any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the Federal Reserve Board that all of its depository institution subsidiaries are well-capitalized and well-managed. Financial holding companies may engage in any activity that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a
securities or insurance underwriting affiliate.    The Federal
Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

     The G-L-B Act permits well capitalized and well managed national banks with satisfactory CRA records to invest in financial subsidiaries that engage in activities that are financial in nature (or incidental thereto) on an agency basis. National banks that are among the 50 largest insured banks and have at least one issue of investment grade debt outstanding may invest in financial subsidiaries that engage in activities as principal other than insurance underwriting, real estate development or merchant banking. All national banks are given
the authority to underwrite municipal revenue bonds.   The
aggregate total consolidated assets of a national bank's financial subsidiaries may not exceed the lesser of 45% of the bank's total consolidated assets or $50 billion. A national bank would be required to deduct its investments in financial subsidiaries from its regulatory capital. National banks must also adopt procedures for protecting the bank against risks associated with the financial subsidiary and to preserve the separate corporate identity of the financial subsidiary. Financial subsidiaries of state and national banks (which include any subsidiary engaged in an activity not permitted to a national bank directly) would be treated as affiliates for purposes of the limitations on aggregate transactions with affiliates in Sections 23A and 23B of the Federal Reserve Act and for purposes of the anti-tying restrictions of the Bank Holding Company Act. State-chartered banks would be prohibited from investing in financial subsidiaries unless they would be well capitalized after deducting the amount of their investment from capital and observe the other safeguards applicable to national banks.

     The G-L-B Act imposes functional regulation on bank securities and insurance activities. Banks will only be exempt from SEC regulation as securities brokers if they limit their activities to those described in the G-L-B Act. Banks that advise mutual funds will be subject to the same SEC regulation as other investment advisors. Bank common trust funds will be regulated as mutual funds if they are advertised or offered for sale to the general public. National banks and their subsidiaries will be prohibited from underwriting insurance products other than those which they were lawfully underwriting as of January 1, 1999 and are prohibited from underwriting title insurance or tax-free annuities. National banks may only sell title insurance in states in which state-chartered banks are authorized to sell title insurance. The G-L-B Act directs the federal banking agencies to promulgate regulations governing sales practices in connection with permissible bank sales of insurance.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of CRA examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the CRA.

                       Part II

                  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

  (a) The following exhibits are being filed with this quarterly report on Form 10-QSB:

          Number       Description
          ------       -----------

           27          Financial Data Schedule (EDGAR Only)

  (b)     During the quarter ended September 30, 1999, the
          Company did not file any current reports on Form 8-K.

                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              KENTUCKY NATIONAL BANCORP, INC.


Date: November 15, 1999       By:/s/ Ronald J. Pence
                                 __________________________
                                 Ronald J. Pence, President
                                 (Duly Authorized Represen-
                                 tative and Principal
                                 Financial Officer)