Form 10KSB40
period 1999-12-31
KENTUCKY NATIONAL BANCORP INC
filed 2000-03-28
CIK 1078860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period             to
                          ----------      ----------

                          Commission File No. 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           INDIANA                                        61-1345603
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

1000 NORTH DIXIE AVENUE, ELIZABETHTOWN, KENTUCKY        42701
------------------------------------------------      ----------
   (Address of principal executive offices)           (Zip Code)

          Issuer's telephone number, including area code (270) 737-6000
                                                         --------------

        Securities registered pursuant to section 12(b) of the Act: NONE
                                                                    ----

        Securities registered pursuant to section 12(g) of the Act: NONE
                                                                    ----

         Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   x          NO
    ----           ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $4,289,991

         The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($25 per share), was approximately $3.8 million as of March 15, 2000. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

         As of March 15, 2000, there were issued and outstanding 240,000 shares of the registrant's common stock.

         Transitional Small Business Disclosure Format:  YES             NO   X
                                                             ----           ----

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         THE COMPANY. Kentucky National Bancorp, Inc., (the "Company") became the holding company for Kentucky National Bank (the "Bank") on May 18, 1999, by issuing and exchanging its stock on a share for share basis for the outstanding stock of the Bank. The transfer of stock between the entities under common control was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the 1999 financial statements are presented as if the holding company formation occurred on January 1, 1999.

         THE BANK. The Bank commenced operations on October 15, 1997. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") and the Bank is a member of the Federal Reserve Bank of St. Louis and the Federal Home Loan Bank of Cincinnati. The Bank engages in the general commercial banking business, primarily serving the city of Elizabethtown, Kentucky and surrounding Hardin County through its main office and branch in Elizabethtown. The Bank seeks to provide individuals and small and medium sized businesses in its market area with responsive and technologically advanced banking services. These services include loans that are priced on a deposit-based relationship, easy access to the Bank's decision makers, and quick and innovative action necessary to meet a customer's banking needs. The Bank offers a full range of banking and related financial services focused primarily towards serving individuals, the small to medium size businesses, and the professional community. The Bank strives to serve the banking needs of its customers in the Elizabethtown market while developing personal hometown relationships with its customers. Management believes that the marketing of customized services will enable the Bank to establish a niche in the financial services marketplace in this market.

         The Bank's principal executive offices are located at 1000 North Dixie Avenue, Elizabethtown, Kentucky. Its main telephone number is (270) 737-6000. The Bank maintains a website at www.kentuckynational.com.

MARKET AREA

         The Bank's primary market area consists of Elizabethtown and surrounding Hardin County. The Bank believes that Hardin County has a growing and diversified economy and provides an attractive market for the Bank's services. Employers in Hardin County include the Fort Knox Military Reservation and a growing manufacturing and service sector. The Bank's location allows the Bank to serve the community of healthcare service providers and professionals affiliated with Hardin Memorial Hospital which is located across the street from the Bank's main office.

         Hardin County is currently home to approximately 92,000 persons. After contracting somewhat during the 1989 to 1994 period due to down-sizing of the Fort Knox Military Reservation, the county's population has grown during the two most recent years and is projected to continue to grow during the next five years. Although per capita personal income for Hardin County is below the level for the Commonwealth of Kentucky as a whole, median household income is higher. The county's current unemployment rate of 4.1% is below that for the Commonwealth of Kentucky as a whole after exceeding the state-wide rate in each of the preceding five years. Although the largest employer in Hardin County continues to be the Fort Knox Military Reservation, the county has experienced steady employment growth in the manufacturing and services sectors during recent years, a trend which is expected to continue due to the influence of automotive plants in the region.

FINANCIAL MODERNIZATION LEGISLATION

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

BANKING SERVICES

         The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. The Bank also engages in agricultural lending. Consumer loans include secured and unsecured loans for financing automobiles, recreational equipment, home improvements, home education and personal investments. The Bank also offers home equity loans and lines of credit. The Bank also anticipates that it will originate and hold or sell into the secondary market fixed- and variable-rate mortgage loans and real estate construction and acquisition loans.

         LOAN PORTFOLIO COMPOSITION. The following table provides information on the composition of the loan portfolio at the indicated dates.

                                                                                AT DECEMBER 31,
                                                            -----------------------------------------------------
                                                                      1999                           1998
                                                            --------------------            ---------------------
                                                              AMOUNT       %                 AMOUNT           %
                                                            ----------  --------            ---------     -------
                                                                              (DOLLARS IN THOUSANDS)

Real estate -- mortgage:
  Residential.............................................  $   27,345     55.77%           $  16,576       47.21%
  Commercial..............................................       3,734      7.62                3,768       10.84
  Agricultural............................................       1,801      3.67                1,592        4.58
Real estate -- construction...............................       3,506      7.15                3,624       10.43
Consumer..................................................       7,961     16.24                5,552       15.98
Commercial and industrial.................................       4,683      9.55                3,634       10.46
                                                            ----------  --------            ---------     -------
                                                                49,030    100.00%              34,746      100.00%
                                                                        ========                           =======
Allowance for credit losses...............................        (562)                          (347)
Unearned fees and discounts...............................        (137)                          (198)
                                                            ----------                      ---------
Loans receivable, net ....................................  $   48,331                      $  34,201
                                                            ==========                      =========


         LOAN MATURITY SCHEDULE. The following table sets forth the maturities for various categories of the loan portfolio at December 31, 1999. Demand loans and loans which have no stated maturity are treated as due in one year or less. At December 31, 1999, the Company had no loans due after one year with variable rates and $35,224,200 in such loans with fixed rates.

                                                                   DUE OVER
                                                DUE WITHIN        ONE TO FIVE       DUE OVER
                                                 ONE YEAR            YEARS         FIVE YEARS        TOTAL
                                                 --------            -----         ----------        -----
                                                                        (IN THOUSANDS)
Real estate -- mortgage:
  Residential..................................  $    4,210       $  19,335         $   3,800      $  27,345
  Commercial...................................         515           2,997               222          3,734
  Agricultural.................................         502           1,269                30          1,801
Real estate -- construction....................       3,234             187                85          3,506
Consumer.......................................         945           6,303               713          7,961
Commercial.....................................       4,400             105               178          4,683
                                                 ----------       ---------         ---------      ---------
                                                 $   13,806       $  30,196         $   5,028      $  49,030
                                                 ==========       =========         =========      =========


         REAL ESTATE LENDING. The Bank offers mortgage loans for the purchase or refinancing of residential and commercial real estate as well as construction and land development loans and second mortgages secured by the borrower's primary residence. The Bank's commercial mortgages are secured by multi-family residential properties, agricultural properties and commercial properties (primarily undeveloped real estate). Residential mortgage loans may be originated on either a fixed or variable rate basis. The residential and commercial mortgages currently in the Bank's portfolio feature a 30-year amortization period with a balloon payment after five years. The Bank does not hold any longer-term fixed-rate residential mortgages in portfolio. Residential and commercial construction loans are generally originated on a variable rate basis. Substantially all of the Bank's real estate loans are secured by properties in Elizabethtown, Kentucky and surrounding areas. Under the Bank's loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 90% of the lesser of the purchase price or appraised value. Residential mortgage loans may be made with loan-to-value ratios in excess of 80% provided the borrower obtains private mortgage insurance for any loan amounts in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 75%. The maximum permissible loan-to-value ratio for residential and commercial construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower's primary residence provided that the aggregate indebtedness on the property does not exceed 80% of its value. Loan officers may make exceptions to lending policy within their lending limits. Exceptions to lending policy are reviewed monthly by the Board of Directors.

         COMMERCIAL AND INDUSTRIAL LENDING. The Bank offers a full range of financing for local businesses and professionals including installment loans for financing purchases of equipment, receivable financing, and lines and letters of credit. Such loans may be made on a secured or an unsecured basis. All such loans are underwritten on the basis of the borrower's creditworthiness rather than the value of the collateral. The Bank's commercial loan customers consist primarily of professionals and small to medium-sized businesses located in the Elizabethtown area. The Bank believes that its commercial loan portfolio is diversified as to industry.

         CONSUMER LENDING. The Bank offers a wide range of consumer lending services. The Bank makes consumer installment loans for the purchase of automobiles, boats and other consumer durable goods. Such loans provide for repayment in regular installments and are secured by the goods financed. In addition, the Bank offers lines of credit and personal loans which may be made on either a secured or unsecured basis. Security for the Bank's secured personal loans and lines of credit generally consists of deposits in the Bank. The Bank also offers VISA(R) and MasterCard(R) credit cards through an arrangement with a correspondent bank.

         Although the risk of non-payment for any reason exists with respect to all loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including commercial real estate loans, are the quality of the borrower's management and a number of economic and other factors which induce business failures and depreciate the value of business assets pledged to secure the loan, including competition, insufficient capital, product obsolescence, changes in the cost of production, environmental hazards, weather, changes in laws and regulations and general changes in the marketplace. Primary risks associated with residential real estate loans include fluctuating land and property values and rising interest rates with respect to fixed-rate, long-term loans. Residential construction lending exposes the Bank to risks related to builder performance. Consumer loans are affected primarily by domestic instability and a variety of factors that may lead to the borrower's unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy.

         The Bank's lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are to be performed by an outside consultant to identify potential underperforming credits, estimate loss exposure and to ascertain compliance with the Bank's policies. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions.

         The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $125,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $250,000. The Bank's Executive Committee is authorized to approve loans up to $600,000. Larger loans must be approved by the full Board of Directors.

         The maximum amount which the Bank is permitted to lend not fully secured to any one borrower and their related interests may generally not exceed 15% of the Bank's unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Provided the amount in excess of 15% is fully secured by marketable collateral such as investment securities, the Bank may make loans up to 25% of unimpaired capital and surplus. Under these formulas, the Bank would have been permitted to lend up to $762,000 and $1,270,000, respectively, to any one borrower at December 31, 1999. At December 31, 1999, the largest amount outstanding to any one borrower and their related interests was $110,600 unsecured and $880,700 fully secured.

NON-PERFORMING LOANS

         Loans are placed in a nonaccrual income status when, in the opinion of management, the prospects for recovering both principal and accrued interest are considered doubtful. The Bank seeks to control its level of non-performing assets by following strict collection procedures. The Bank generally sends out reminder notices as soon as a loan becomes 15 days delinquent. If the loan becomes 30 days delinquent, the borrower will receive another letter or a telephone call and collection efforts will be continued until the loan is brought current. If a loan becomes 90 days delinquent, the loan is generally placed on non-accrual status and the Bank will initiate proceedings for the repossession or foreclosure upon any collateral securing the loan.

         The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                        AT DECEMBER 31,
                                                                 --------------------------
                                                                   1999               1998
                                                                 --------           -------
                                                                        (IN THOUSANDS)

Restructured loans.............................................  $      0           $       0
                                                                 --------           ---------
Non-accrual loans:
   Real estate -- mortgage:
     Residential...............................................       111                  22
     Commercial................................................         9                   0
     Agricultural..............................................         0                   0
   Real estate -- construction.................................         0                   0
   Consumer....................................................        35                   0
   Commercial and industrial...................................         0                   0
                                                                 --------           ---------
        Total nonaccrual loans.................................       155                  22
                                                                 --------           ---------

Accruing loans past due 90 days or more:
   Real estate -- mortgage:
     Residential...............................................         0                   0
     Commercial................................................         0                   0
     Agricultural..............................................         0                   0
   Real estate -- construction.................................         0                   0
   Consumer....................................................         0                   0
   Commercial and industrial...................................         0                   0
                                                                 --------           ---------
       Total accruing loans past due 90 days or more...........         0                   0
                                                                 --------           ---------
       Total non-accrual and past due loans....................  $    155           $      22
                                                                 ========           =========
       Non-accrual and past due loans to gross loans...........      0.32%               0.06%
                                                                 ========           =========
       Allowance for credit losses to non-accrual and
          past due loans.......................................    363.00%           1,588.00%
                                                                 ========           =========


         During the year ended December 31, 1999, the Bank would have recorded interest income of $7,200 on non-accrual loans, if such loans had been current in accordance with their original terms for the period they were outstanding. The Bank included $2,600 in interest income on such loans during the year.

         At December 31, 1999, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses is established through a provision for credit losses charged to expense. The allowance is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of the portfolio, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Allowances for impaired loans are generally determined based on collateral values or the present values of estimated cash flows. The allowance for credit losses is increased by the provision for credit losses and reduced by chargeoffs net of recoveries.

         Transactions in the allowance for credit losses during the year ended December 31, 1999 and 1998 were as follows:

                                                                    YEAR ENDED DECEMBER
                                                              -----------------------------
                                                                  1999               1998
                                                              ------------         --------
                                                                   (DOLLARS IN THOUSANDS)

Beginning Balance...........................................  $     347           $     75
                                                              ---------           --------
Charge offs:
   Real estate -- mortgage:
      Residential...........................................         (9)               (11)
      Commercial............................................          0                  0
      Agricultural..........................................          0                  0
   Real estate -- construction..............................          0                  0
   Consumer.................................................        (44)                (6)
   Commercial and industrial................................       (126)                 0
                                                              ---------           --------
          Total.............................................       (179)               (17)
                                                              ---------           --------
Recoveries:
   Real estate -- mortgage:
     Residential............................................          0                  0
     Commercial.............................................          0                  0
     Agricultural...........................................          0                  0
   Real estate -- construction..............................          0                  0
   Consumer.................................................          2                  1
   Commercial and industrial................................          0                  0
                                                              ---------           --------
         Total..............................................          2                  1
                                                              ---------           --------
Net charge-offs.............................................       (177)               (16)
Provisions charged to operations............................        392                288
                                                              ---------           --------
Ending balance..............................................  $     562           $    347
                                                              =========           ========
Average loans...............................................  $  42,718           $ 22,468
                                                              =========           ========
Net charge-offs to average loans ...........................       0.41%              0.07%
                                                              =========           ========


         The increase in charge-offs during 1999 was primarily due to a $120,000 charge-off taken on a commercial loan during the first quarter after management determined that the borrower would not have sufficient resources to repay the debt due to changes in the borrower's individual business circumstances.

         The following table shows the allowance for credit losses broken down by loan category at the dates indicated.


                                                                       AT DECEMBER 31,
                                            -----------------------------------------------------------------
                                                                1999                  1998
                                            -----------------------------      ------------------------------
                                            RESERVE      PERCENT OF LOANS      RESERVE       PERCENT OF LOANS
                                            FOR EACH     IN EACH CATEGORY      FOR EACH      IN EACH CATEGORY
PORTFOLIO                                   CATEGORY      TO TOTAL LOANS       CATEGORY       TO TOTAL LOANS
---------                                   --------     ----------------      --------      ----------------
                                                                (DOLLARS IN THOUSANDS)

   Real estate -- mortgage:
     Residential..........................  $     121        55.77%             $     --           47.71%
     Commercial...........................         59         7.62                    --           10.84
     Agricultural.........................         --         3.67                    --            4.58
   Real estate -- construction............          4         7.15                    --           10.43
   Consumer...............................         67        16.24                    --           15.98
   Commercial and industrial.............         188         9.55                    --           10.46
   Unallocated............................        123         0.00                   347            0.00
                                            ---------       ------              --------         -------
       Total..............................  $     562       100.00%             $    347          100.00%
                                            =========       ======              ========         =======

INVESTMENT SECURITIES

         In addition to making loans, the Bank is authorized to maintain a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank's securities investment authority includes investments in U.S. Treasury securities as well as securities issued by U.S. government agencies including mortgage-backed securities. The Bank also is authorized to invest in obligations of certain states and their political subdivisions.

         The Bank's investment securities portfolio currently consists of securities issued by the FHLB and Federal Farm Credit Bank Systems. The following table shows the composition of the investment portfolio by major category at the dates indicated.

                                                                        AT DECEMBER 31,
                                                                 --------------------------
                                                                   1999               1998
                                                                 --------           -------
                                                                        (IN THOUSANDS)

U.S. government and federal agency securities..................  $  1,986           $     --
                                                                 --------           --------
      Total....................................................  $  1,986           $     --
                                                                 ========           ========


         The following table sets forth the scheduled maturities, market values and average yields for the Bank's investment securities and mortgage-backed securities portfolio at December 31, 1999.

                              ONE YEAR OR LESS  ONE TO FIVE YEARS  FIVE TO TEN YEARS  MORE THAN TEN YEARS TOTAL INVESTMENT PORTFOLIO
                              ----------------  -----------------  -----------------  ------------------- --------------------------
                                       WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED                    WEIGHTED
                             AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED  MARKET  AVERAGE
                               COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD     COST     VALUE    YIELD
                              -------  -------   -------  -------   -------  -------   -------  -------   -------  -------  -------
                                                                        (DOLLARS IN THOUSANDS)
U.S. government and federal
   agency securities          $    --       --%  $ 1,500     6.69%  $   500     7.00%  $    --       --%  $ 2,000  $ 1,986     6.77%
                              -------  -------   -------  -------   -------  -------   -------  -------   -------  -------  -------
      Total...                $    --      --    $ 1,500     6.69   $   500     7.00   $    --       --   $ 2,000  $ 1,986     6.77
                              =======  =======   =======  =======   =======  =======   =======  =======   =======  =======  =======

         At December 31, 1999, the Bank's other investments consisted of $180,000 in stock in the Federal Reserve Bank of St. Louis in which the Bank is required to invest as a national bank and $166,500 in Federal Home Loan Bank ("FHLB") of Cincinnati stock in which it is required to invest in order to be a member of the FHLB of Cincinnati.

         At December 31, 1999, the Bank had no investments in securities of a single issuer (other than the U.S. government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity.

DEPOSITS AND OTHER SOURCES OF FUNDS

         The Bank funds its lending and investment activities primarily with deposits. The Bank is also eligible to borrow from the FHLB of Cincinnati of which it became a member in 1998. FHLB of Cincinnati advances must be used primarily for housing-related lending.

         DEPOSITS. The Bank's deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA accounts and certificates of deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders and travelers checks, night depositories, automated clearinghouse transactions, wire transfers, automated teller machines, telephone banking, and a customer call center. The Bank also offers on-line banking through its website. The Bank is a member of Cirrus(R) and MAC(R) ATM networks.

         The Bank obtains deposits principally through its main and branch offices. The Bank also solicits deposits through its website. The Bank does not solicit brokered deposits. At December 31, 1999, the Bank had approximately $13.8 million in certificates of deposit and other time deposits of $100,000 or more.

         The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 1999.

                                                                          AMOUNT
                                                                          ------
                                                                     (IN THOUSANDS)

               Three months or less                                    $    2,142
               Over three through six months                                4,216
               Over six through 12 months                                   4,841
               Over 12 months                                               2,561
                                                                       ----------
                   Total                                               $   13,760
                                                                       ==========



         BORROWINGS. In addition to deposits, the Bank obtains funds for its operations through various forms of short-term borrowings including advances from the FHLB of Cincinnati and purchases of federal funds. FHLB advances may only be used for residential and small business lending. At December 31, 1999, the Bank had no outstanding advances from the FHLB of Cincinnati. Future advances will be secured by a blanket lien on all the Bank's residential mortgages and its FHLB stock. The Bank purchases federal funds from time to time from its correspondent bank primarily for cash management purposes.

         The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

                                                             AT OR FOR THE YEAR
                                                             ENDED  DECEMBER 31,
                                                          ------------------------
                                                              1999            1998
                                                          -----------      -------
                                                                 (IN THOUSANDS)

Amounts outstanding at end of period:
  FHLB advances........................................   $     --         $      --
  Federal funds purchased..............................         --               447
Weighted average rate paid on:
  FHLB advances........................................         --%               --%
  Federal funds purchased..............................         --              5.56
Maximum amount of borrowings outstanding at any month end:
  FHLB advances........................................   $  1,000         $      --
  Federal funds purchased..............................      1,606               447
Approximate average amounts outstanding:
  FHLB advances........................................   $    453         $      --
  Federal funds purchased..............................        313                 1
Approximate weighted average rate paid on:
  FHLB advances........................................       5.37%               --%
  Federal funds purchased..............................       6.82              5.56


COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Elizabethtown market area and elsewhere.

         The Bank's market area is a highly competitive, highly branched banking market. There are currently 13 FDIC-insured depository institutions with offices in Hardin County, including nine with offices in Elizabethtown. Competition in the market area for loans to small businesses and professionals, the Bank's target market, is intense, and pricing is important. Most of the Bank's competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not expect to provide or will not provide initially. Moreover, larger institutions operating in the Elizabethtown market may have access to borrowed funds at lower cost than will be available to the Bank. Deposit competition among institutions in the market area also is strong.

         The Board of Directors believes that the Bank is able to compete effectively in this market. The Board of Directors believes that the area reacts favorably to the Bank's community bank focus and emphasis on service to small and medium size businesses, individuals and professional concerns.

         Historically, Kentucky banks have only been permitted to establish branches in the county in which their main office is located. The Kentucky statutes, however, have been amended to permit Kentucky banks to establish branches throughout the state without geographical restriction. This change in the law may allow new competitors to enter the Bank's market area. See "Supervision and Regulation."

EMPLOYEES

         At December 31, 1999, the Bank had 21 full-time equivalent employees.

                           SUPERVISION AND REGULATION

REGULATION OF THE COMPANY

         GENERAL. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"). As such, the Company is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular inspection by Federal Reserve Board examiners.

         Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before: (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

         Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the "Riegle-Neal Act") authorized the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Reigle-Neal Act also prohibits the Federal Reserve Board from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Reigle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Reigle-Neal Act. Under Kentucky law, a bank holding company is prohibited from acquiring control of any bank or bank holding company if the bank holding company would control more than 15% of the total deposits of all depository institutions in the Commonwealth of Kentucky unless waived by the Commissioner.

         Additionally, beginning on June 1, 1997, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Reigle-Neal Act by adopting a law after the date of enactment of the Reigle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The Commonwealth of Kentucky did not pass such a law during this period. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

         The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the Federal Reserve Board's regulations thereunder. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

         Effective with the enactment of the G-L-B Act on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become "financial holding companies" which will be permitted to engage in a broader range of financial activities than are currently permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

         CAPITAL ADEQUACY. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulation of the Bank -- Capital Adequacy."

         DIVIDENDS AND DISTRIBUTIONS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

         Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

REGULATION OF THE BANK

         GENERAL. As a national bank, the Bank is subject to the primary supervision of the Office of the Comptroller of the Currency ("OCC") under the National Bank Act. The OCC regularly examines the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its shareholders. In addition, the Bank is required to furnish quarterly and annual call reports to the OCC pursuant to the Federal Deposit Insurance ("FDI") Act. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a national bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

         The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         CAPITAL ADEQUACY. The OCC has established guidelines with respect to the maintenance of appropriate levels of capital by national banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require national banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

         The regulations of the OCC require national banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other national banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any national bank experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, FDIC policies require the Bank to maintain a minimum leverage ratio of 8.0% during the first three years of operation.

         The risk-based capital rules of the OCC require national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

         The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

         OCC regulations and guidelines additionally specify that national banks with significant exposure to declines in the economic value of their capital due to changes in interest rates may be required to maintain higher risk-based capital ratios. The federal banking agencies, including the OCC, have proposed a system for measuring and assessing the exposure of a national bank's net economic value to changes in interest rates. The federal banking agencies, including the OCC, have stated their intention to propose a rule establishing an explicit capital charge for interest rate risk based upon the level of a national bank's measured interest rate risk exposure after more experience has been gained with the proposed measurement process.

         The OCC has issued final regulations which classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions.

         BRANCHING. Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. Kentucky law historically provided that Kentucky banks could only maintain and operate branches in the counties in which their main office was located. On March 17, 2000, however, the Governor of Kentucky signed legislation that permits Kentucky banks to establish branches without geographical restriction. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Reigle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

         DIVIDEND LIMITATIONS. Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. A national bank is prohibited from paying a dividend if it has sustained losses in excess of its undivided profits on hand. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until its surplus fund equals the amount of its capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. Prior OCC approval is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

         DEPOSIT INSURANCE. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the Bank Insurance Fund. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for BIF-insured institutions to maintain the designated reserve ratio of the BIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the BIF.

         Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well-capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however, are required to pay an assessment to the FDIC in an amount equal to 2.12 basis points times their assessable deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

         ENFORCEMENT. Under the FDI Act, the OCC has primary enforcement responsibility over national banks and has the authority to bring actions against such banks and all institution-affiliated parties, including directors, officers, stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the OCC that it take enforcement action with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         TRANSACTIONS WITH AFFILIATES. A national bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a national bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a national bank is any company or entity which controls or is under common control with the national bank. In a holding company context, the parent holding company of a national bank and any companies which are controlled by such parent holding company are affiliates of the national bank. For purposes of the aggregate limit on transactions with affiliates, the term affiliate would also include any financial subsidiary of a national bank. The Bank Holding Company Act of 1956 further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

         LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a national bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholder or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank's unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. National banks are prohibited from paying the overdrafts of any of their executive officers or directors. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

ITEM 2.  PROPERTIES

         The Bank leases both its main office at 1000 North Dixie Avenue and its branch office at Dolphin Drive and U.S. Highway 62 in Elizabethtown, Kentucky.

         The main office has 5,000 square feet of space and was constructed for the Bank by a partnership in which each of the Bank's directors has an interest. The Bank leases its main office from the partnership under a ten-year lease with four successive renewal options of ten years each. Rental payments are $12,000 per month during the initial term of the lease with provision for increase based on the percentage increase in the Consumer Price Index. See "Item 12. Certain Relationships and Related Transactions."

         The Bank's branch office which opened in December, 1998 has 2,771 square feet of space. The office is leased under five-year lease with provision for five renewals of five years each. During the initial term of the lease, rental payments are $2,540 per month for the building space plus an additional $1,550 per month for the land used for the drive-through teller window.

ITEM 3.  LEGAL PROCEEDINGS

         Although the Bank from time to time is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no trading market for the Company's common stock and the Company has not paid any dividends. At December 31, 1999, there were 240,000 shares outstanding and 331 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Bank completed its second full year of operations in 1999. Although the Company reported a loss for the year ended December 31, 1999, the Company recorded profits for each of the last three quarters of 1999. Had the Bank not been required to charge-off all capitalized start-up costs during the first quarter of 1999, related to a change in accounting principle, it would have a shown a profit for the full year. The Bank continues to significantly increase its loan portfolio and has successfully attracted deposits from the community. Much of this growth is due to the opening of the Crowne Pointe Center branch in December 1998. It is management's intention to continue to grow the Bank's loan portfolio by attracting local deposits with superior service and competitive rates.

FORWARD-LOOKING STATEMENTS

         When used in this discussion and elsewhere in this Annual Report, the words or phrases "will likely result,""are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         GENERAL. Net loss for the year ended December 31, 1999 was $(125,500) ($(0.52) per share) compared to a loss of $(372,800) ($(1.55) per share) for the year ended December 31, 1998. The Company's results of operations for 1999 were negatively affected by a $156,800 charge related to a change in accounting principle which required the Company to immediately charge-off all remaining capitalized start-up costs. Absent this charge, the Company would have recorded a profit for the full year. The increase in earnings reflects the continued growth in the bank's interest-earning assets and the improvement in the Bank's interest rate spread from 2.99% in 1998 to 3.69% in 1999.

         NET INTEREST INCOME. The primary component of the Bank's net income is its net interest income which is the difference between income earned on assets and interest expense paid on deposits and borrowings used to fund them. Net interest income is determined by the spread between the yields earned on the Bank's interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Bank's net interest margin.

         Net interest income continually improved throughout 1999 and increased $863,000 or 75.5% from December 31, 1998 to December 31, 1999. This increase reflects the continued growth in interest-earning assets and the improvement in the interest rate spread during the year. Total average interest-earning assets increased by approximately $19,090,000 with an increase in average yield of five basis points while average interest-bearing liabilities increased by approximately $18,586,000 with a decrease in average cost of 65 basis points.

         During the year ended December 31, 1999, the Bank reported net interest income, before provision for credit losses, of $2,006,700. Interest income (consisting of $3,902,900 interest and fees on loans, $33,300 in interest on securities and $58,000 in interest on federal funds sold) totaled $3,994,200 while interest expense, which consisted of $1,806,700 in interest on deposits (including $558,000 on certificates of deposit over $100,000), $21,300 in interest on federal funds purchased, $24,400 in interest on Federal Home Loan Bank advances and $135,100 in interest on capital leases totaled $1,987,500.

         During the year ended December 31, 1998, the Bank reported net interest income, before provisions for loan losses, of $1,143,700. Interest income (consisting of $2,119,100 interest and fees on loans, $13,100 in interest on securities and $120,700 in interest on federal funds sold) totaled $2,252,900 while interest expense, which consisted of $1,008,700 in interest on deposits and $100,500 in interest on capital leases entered into in 1998, totaled $1,109,200.

         The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

                                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------
                                                               1999                                    1998
                                               ----------------------------------    -------------------------------------
                                                                        AVERAGE                                    AVERAGE
                                               AVERAGE                   YIELD/        AVERAGE                      YIELD/
                                               BALANCE      INTEREST     COST          BALANCE       INTEREST       COST
                                               --------     ---------   ------         ----------    ---------     -------
                                                                            (DOLLARS IN THOUSANDS)

ASSETS:
Interest-earning assets:
   Federal funds sold.......................   $  1,079     $      58     5.38%        $    2,369    $     121       5.10%
   Securities...............................        488            33     6.76                181           13       7.18
   Loans, net of allowances.................     42,541         3,903     9.17             22,468        2,119       9.43
                                               --------     ---------                  ----------    ---------
        Total interest-earning assets.......     44,108         3,994     9.06             25,018        2,253       9.01
                                                            ---------                                ---------
Non-interest-earning assets.................      3,100                                     1,650
                                               --------                                ----------
        Total assets........................   $ 47,208                                $   26,668
                                               ========                                ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY:
Interest-bearing deposits:
  Savings and now...........................   $  4,242     $     148     3.48%        $    1,536    $      37       2.41%
  Money market..............................      1,131            45     4.00                932           39       4.18
  Other time deposits.......................     29,542         1,614     5.46             15,225          932       6.12
FHLB advances...............................        454            24     5.37                 --           --         --
Federal funds purchased.....................        313            21     6.82                 --           --         --
Capital lease obligations...................      1,326           135    10.18                729          101      13.79
                                               --------     ---------                  ----------    ---------
        Total interest-bearing
             liabilities....................     37,008         1,987     5.37             18,422        1,109       6.02
                                                            ---------                                ---------
Non-interest-bearing deposits...............      4,802                                     2,591
Other liabilities...........................        362                                       339
Stockholders' equity........................      5,036                                     5,316
                                               --------                                ----------
Total liabilities and equity................   $ 47,208                                $   26,668
                                               ========                                ==========
Net interest income.........................                $   2,007                                $   1,144
                                                            =========                                =========
Net interest spread.........................                              3.69%                                      2.99%
                                                                         =======                                   ======
Net interest margin.........................                              4.55%                                      4.57%
                                                                         =======                                   ======

         The following table allocates the changes in the components of the Bank's net interest income between the year ended December 31, 1999 and 1998. For each category of interest income and interest expense, changes are allocated to changes due to rate (prior year's average volume multiplied by the change in rate between periods) and changes due to volume (prior year's average rate times change in volume between periods). Changes due to changes in rate/volume (change in rate times change in volume) are allocated between change in volume and change in rate in proportion to the absolute dollar amounts of each.

                                                                  YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1999           VS.           1998
                                                          -------------------------------------
                                                          INCREASE/           CHANGE DUE TO:
                                                                       ------------------------
                                                          DECREASE     RATE           VOLUME
                                                          --------     ----           ------
                                                                     (IN THOUSANDS)

Federal funds sold.....................................   $    (63)    $       7      $     (70)
Investment securities..................................         20            (1)            21
Loans, net of allowances...............................      1,784           (58)         1,842
                                                          --------     ---------      ---------
     Total interest-earning assets.....................      1,741           (52)         1,793
                                                          --------     ---------      ---------

Deposits...............................................        799           (92)           891
FHLB advances..........................................         24            --             24
Federal funds purchased................................         21            --             21
Capital lease obligations..............................         34           (26)            60
                                                          --------     ---------      ---------
     Total interest-bearing liabilities................        878          (118)           996
                                                          --------     ---------      ---------
      Total............................................   $    863     $      66      $     797
                                                          ========     =========      =========


         PROVISION FOR CREDIT LOSSES. The provision for credit losses for the year ended December 31, 1999 was $391,600, compared to $287,900 for the year ended December 31, 1998. The increase in provision for 1999 was primarily attributable to a specific charge-off in the amount of $120,000 during the first quarter of 1999. The Company makes provisions for credit losses in amounts deemed necessary to maintain the adequacy of the allowance for credit losses. At December 31, 1999, the Company's allowance for credit losses was $561,900, or 1.15%, of the gross loan portfolio.

         OTHER INCOME. Other income for the year ended December 31, 1999 was $295,800 compared to $197,600 for the year ended December 31, 1998. The Bank's other income consists primarily of service charges and fees related to loan and deposit account activity. The increase in other income during the 1999 period reflects the continued growth in loans and deposits.

         OTHER EXPENSES. Other expenses for the year ended December 31, 1999 were $1,879,600 compared to $1,426,200 for the year ended December 31, 1998. Other expenses include salaries and employee benefits, advertising, professional services, postage, telephone and supplies, occupancy costs, director's fees and various other operational expenses. The increases in other expenses reflect the growth of the Bank. Salaries and employees benefits increased relative to the increase in employees at the main office from Bank growth and the addition of a branch office in December 1998. Occupancy expense includes land rent expense in 1999 of approximately $60,900 related to the main office and branch land leases entered into during 1998. As a result of the opening of the new branch in December 1998, net occupancy expense increased by approximately $12,000 per quarter beginning in the first quarter of 1999. The new branch also increased salaries and employee benefits expense, postage, telephone and supplies and a variety of other categories of other operating expense. The increase of professional services expenses are due primarily to increased computer services related to bank growth and the addition of internet banking services during 1999.

         INCOME TAX EXPENSE. For the years ended December 31, 1999 and 1998, the Company did not provide for any income tax expenses since the Bank did not earn any income. At December 31, 1999 and 1998 the Company had net deferred tax assets of $323,200 and $282,100, which were reserved by recording of valuation allowances. When the Company becomes profitable, it will be required to pay federal income taxes on its income in the same manner as other corporations. When the Company determines that some or all of net deferred tax assets will be realizable, the corresponding deferred tax valuation allowance will be reduced accordingly.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND DECEMBER 31, 1998

         The Bank's total assets increased by $18.2 million, or 48.2%, to $56.0 million at December 31, 1999 from $37.8 million at December 31, 1998. The Bank's asset growth is primarily attributable to growth in the loan portfolio which increased by $14.1 million, or 41.3%, from $34.2 million at December 31, 1998 to $48.3 million at December 31, 1999. The Bank also increased its investment portfolio and Federal funds sold from $276,900 at December 31, 1998 to $3.6 million at December 31, 1999 as part of the Bank's formal liquidity plan. The Bank's asset growth was funded principally through deposits which increased by $18.7 million, or 61.3%, from $30.5 million at December 31, 1998 to $49.2 million at December 31, 1999. Deposit growth has come principally through certificates of deposit which grew from $23.4 million at December 31, 1998 to $35.8 million at December 31, 1999. During 1999, the Bank also obtained funding from the Federal Home Loan Bank ("FHLB") of Cincinnati from which it secured several short-term advances throughout the year. No advances were outstanding at December 31, 1999. The growth in loans and deposits resulted in corresponding increases in accrued interest receivable and other assets of approximately $8,400 and in accrued interest payable and other liabilities of approximately $153,300.

         Management projects that the Bank will continue to meet its liquidity needs primarily through deposit growth. The Bank experienced strong growth in both interest-bearing and non-interest-bearing deposits during the year ended December 31, 1999. Management's plans to meet future liquidity needs include continued growth of the branch location and the internet banking site, which is expected to significantly enhance the Bank's ability to attract and secure deposit customers and growth of the investment portfolio. The Bank may also obtain additional advances from FHLB of Cincinnati. Short and long-term advances, secured by the Bank's qualifying residential loan portfolio are available from the FHLB, should the need arise. The Bank plans to explore other sources of funding to meet liquidity needs.

         Stockholders' equity declined $115,500 to $5.1 million at December 31, 1999 from $5.2 million at December 31, 1998 primarily due to the net loss during the year. Stockholders' equity was also reduced by $8,900 in unrealized losses on available-for-sale securities, net of tax benefits. These reductions were partially offset by an $18,800 credit to surplus for compensation accrued as the result of the vesting of stock options. As a result of the holding company reorganization, stockholders' equity account was restated to equal the Bank's stockholders' equity net of retained deficit prior to the reorganization.

         As a condition to its approval of the Bank's deposit insurance, the FDIC required the Bank to maintain a ratio of Tier 1 capital to assets of not less than 8% during its first three years of operations. The Bank was in compliance with this requirement as of December 31, 1999 with a Tier 1 capital ratio of 9.34%. Based on its level of Tier 1 capital at December 31, 1999, the Bank will only be permitted to grow its assets to approximately $63 million prior to October 15, 2000 and still be in compliance with the FDIC requirement. Accordingly, the Bank will not be able to maintain its historic rate of asset growth with its current level of capital. Although the Bank believes that it will permitted by the OCC to maintain Tier 1 capital at a lower percentage of assets after October 15, 2000, there can be no assurance that the Bank will be permitted to resume its historic rate of growth with its current level of capital.

ASSET/LIABILITY MANAGEMENT

         Net interest income, the primary component of the Company's net income, arises from the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative amounts of such assets and liabilities. The Company manages its assets and liabilities by coordinating the levels of and gap between interest-rate sensitive assets and liabilities to minimize changes in net interest income and in the economic value of its equity despite changes in market interest rates. The Bank's Asset/Liability and Risk Management Committee meets on a monthly basis to monitor compliance with the Board's objectives. Among other tools used by the Asset/Liability and Risk Management Committee to monitor interest rate risk is a "gap" report which measures the dollar difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing within a given time period. Generally, during a period of rising interest rates, a negative gap position would adversely affect net interest income, while a positive gap would result in an increase in net interest income, while, conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

         The following table analyzes the Bank's interest-rate sensitivity at December 31, 1999. The table categorizes the Bank's assets and liabilities by their maturity or earliest repricing opportunity. For purposes of the table, it is assumed that 40% of demand and 26% of savings deposits mature within three months with the remainder maturing within the one to five year period.

                                                                             OVER 1
                                                          OVER 3 TO          THROUGH          OVER
                                       0-3 MONTHS         12 MONTHS          5 YEARS        5 YEARS(1)        TOTAL
                                       ----------         ---------          -------        -------           -----
Rate-Sensitive Assets:
   Federal funds sold.................  $   1,331         $     --         $      --        $   --          $   1,331
   Securities.........................         --               --             1,495             838            2,333
   Loans..............................      5,817            7,813            29,742           4,959           48,331
                                        ---------         --------         ---------        --------        ---------
        Total rate-sensitive assets...      7,148            7,813            31,237           5,797           51,995
                                        ---------         --------         ---------        --------        ---------
   Cash and due from banks............         --               --                --           1,594            1,594
   Fixed assets.......................         --               --                --           1,980            1,980
   Other assets.......................         --               --                --             501              501
                                        ---------         --------         ---------        --------        ---------
        Total assets..................  $   7,148         $  7,813         $  31,237        $  9,872        $  56,070
                                        =========         ========         =========        ========        =========

Rate-Sensitive Liabilities:
  Deposits:
     Demand...........................  $   2,399         $     --         $   3,359        $     --        $   5,758
     Savings..........................        534               --             1,487              --            2,021
     Time.............................      5,723           23,042             6,643             403           35,811
  Other borrowings....................          7               23               120           1,156            1,306
                                        ---------         --------         ---------        --------        ---------
      Total rate-sensitive liabilities      8,663           23,065            11,609           1,559           44,896
                                        ---------        ---------         ---------        --------        ---------
  Demand deposits.....................         --               --                --           5,616            5,616
  Accrued and other liabilities.......         --               --                --             478              478
  Stockholders' equity................         --               --                --           5,080            5,080
                                        ---------         --------         ---------        --------        ---------
        Total liabilities and equity..  $   8,663         $ 23,065         $  11,609        $ 12,733        $  56,070
                                        =========         ========         =========        ========        =========

GAP...................................  $  (1,515)        $(15,252)        $  19,628        $  4,238        $   7,099
Cumulative GAP........................     (1,515)         (16,767)            2,861           7,099
Cumulative GAP as a % of  total assets      (2.70)%         (29.90)%            5.10%          12.61%

-------------------------
(1)  Includes non-rate sensitive assets.

         As seen in the preceding table, for the first 365 days 70.7% of earning liabilities funding sources are estimated to reprice compared to 28.8% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to the Bank prime lending rate are different from those of short-term funding sources such as certificates of deposit.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest rate sensitivity analysis report. These prepayments may have significant effects on the Bank's exposure to changes in interest rates.

         The preceding table indicates that the Bank is in a liability or negative gap position at 0 to 12 months. This liability sensitive position would generally indicate that the Bank's net interest income would decrease should interest rates rise and would increase should interest rates fall. When the Bank is in a positive position this would generally indicate that the Bank's net interest income would increase should interest rates rise and would decrease should interest rates fall. Management anticipates further narrowing the Bank's cumulative gap position due to loan growth increasing relative to deposit growth. In controlling growth, management anticipates evaluating the condition of the economy, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce an optimal net interest margin. Management also anticipates further narrowing of its cumulative gap position as a result of managing its available federal funds liquidity and FHLB advances. Accordingly, management expects only minimal sensitivity to parallel shifts in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently has no business other than that of the Bank and does not currently have any material funding commitments. The Company's principal source of liquidity will be dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends. The Bank may not pay dividends in excess of its earnings for the current year plus its retained earnings for the prior two fiscal years without the approval of the Office of the Comptroller of the Currency. In addition, the Bank is prohibited from paying dividends while it has a deficit in its retained earnings account.

         The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and federal funds purchased. The Bank is also eligible to borrow from the FHLB of Cincinnati of which it became a member in 1998. Its principal funding commitments are for the origination or purchase of loans, the payment of maturing deposits and obligations under capital leases for buildings and equipment. Deposits are considered the primary source of funds supporting the Bank's lending and investment activities.

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

         Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 1999, totaled $2.9 million compared to $924,800 at December 31, 1998. The Bank's cash flows were provided mainly by financing activities including $18.7 million from deposit increases. Operating activities provided $535,700 in cash. The Bank used these cash flows for its investing activities primarily to fund an increase in gross loans of $14.5 million.

         At December 31, 1999, the Bank had outstanding commitments to fund loans in the amount of approximately $5.1 million, including outstanding standby letters of credit of $571,400 and commitments to related parties of $700,000. It is anticipated that such commitments will be funded from cash on hand, federal funds purchased, FHLB borrowings, and future deposits increases.

ACCOUNTING DEVELOPMENTS

         In June 1998 the Financial Accounting Standards Board issued SFAS No.
133. "Accounting for Derivative Instruments and Hedging Activities," which was amended in July 1999 by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassification of investment securities, on operations, financial condition or equity.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 12, 1999, the Bank, with the approval of the Board of Directors, dismissed the Bank's independent public auditors, Whelan, Doerr & Company, PSC ("Whelan Doerr"), and engaged York, Neel & Co.- Owensboro, LLP ("York, Neel"). Whelan Doerr served as the Bank's independent public auditors from October 15, 1997 through May 12, 1999. Whelan Doerr's reports on the financial statements of the Bank for the prior two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were not any disagreements between the Bank and Whelan Doerr on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure of the nature required to be reported herein. None of the events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Bank's two most recently completed fiscal years or the subsequent interim period preceding the dismissal.

         York, Neel was engaged simultaneously as the Bank's independent public auditors. The Bank had not requested or obtained any advice from York, Neel that was an important factor considered by the Bank in reaching a decision as to accounting, auditing or financial reporting issues concerning any material accounting, auditing or financial reporting issue regarding the application of accounting principles to a specified transaction or the type of audit opinions that might be rendered on the Bank's consolidated financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below is information about the directors and executive officers and significant employees of the Company. Directors of the Company are elected by shareholders annually for one-year terms. Unless indicated otherwise, the positions stated for each individual are positions held in the Bank and the positions stated are positions which are currently held and which have been held for at least the past five years.

NAME                                        AGE               POSITIONS WITH THE COMPANY
----                                        ---               --------------------------

Robert E. Robbins, M.D.                     65                Chairman of the Board, Director of the Company and
                                                              the Bank
Lawrence P. Calvert                         52                Chief Executive Officer, Director of the Company
                                                              and the Bank
Ronald J. Pence                             44                President, Director of the Company and the Bank
Kevin D. Addington                          37                Director of the Company and the Bank
Henry Lee Chitwood                          54                Director of the Company and the Bank
Lois Watkins Gray                           62                Director of the Company and the Bank
William R. Hawkins                          42                Director of the Company and the Bank
Christopher G. Knight, M.D.                 55                Director of the Company and the Bank
Leonard Allen McNutt                        56                Director of the Company and the Bank
Larry F. Witten                             45                Chief Lending Officer



         ROBERT E. ROBBINS, M.D. practices general surgery with Surgical Specialists, PSC, in Elizabethtown, Kentucky. He also is the Chief of Staff-Elect of the Hardin Memorial Hospital Medical Staff and is active in numerous local and national medical organizations. In addition, Dr. Robbins is active in property development in the Elizabethtown area. He has also served as a past president of the Elizabethtown Lions Club and as a former First Vice President of the Elizabethtown Chamber of Commerce.

         LAWRENCE P. CALVERT has served as the Chief Executive Officer of the Bank since its opening in October 1997. Mr. Calvert has over 23 years of experience in banking in Hardin County. Most recently, Mr. Calvert served as the Chief Executive Officer of The Cecilian Bank, a $100 million asset bank with five locations in Hardin County. Mr. Calvert joined The Cecilian Bank in 1973 and left that bank in January of 1997 in order to help organize the Bank. Mr. Calvert has various other business interests in Hardin County and is serving as a director of the Elizabethtown Chamber of Commerce.

         RONALD J. PENCE has served as the President of the Bank since it opened for business in October 1997. He has over 18 years of banking experience in Hardin County, serving most recently as the Chief Financial Officer of The Cecilian Bank which he joined in 1978 and left in 1997 to assist in the formation of the Bank. Mr. Pence has numerous business interest in Hardin County and is active in civic affairs. He currently serves as a director of the Rotary International.

         KEVIN D. ADDINGTON is the President of Addington Transportation, Inc. which owns and operates warehouse and storage facilities in the Elizabethtown area. Mr. Addington is also the owner of Addington Properties which is engaged in property leasing and management. He is active in local civic affairs and serves as Administrative Board Chairman for the Cecilia United Methodist Church.

         HENRY LEE CHITWOOD is a sales executive for Bean Publishing Co., an office equipment and furnishings supplier. Mr. Chitwood also has various property interests.

         LOIS WATKINS GRAY is the superintendent of Schools for Hardin County, a position which she has held since 1992. Ms. Gray has served as an educator for six years in Hardin County. She is also active in state and national educational and professional groups.

         WILLIAM R. HAWKINS is the founder and owner of Three Oaks Marketing and Development which markets satellite television systems. Operating under the name Starpath of Hardin County, Mr. Hawkins' company holds the franchise for providing direct television programming for Hardin county. Mr. Hawkins is active in industry groups and trade associations having held numerous posts in the Satellite Broadcasting and Communication Association of America. Mr. Hawkins is also a founder of the T. Howard Foundation, an educational foundation on whose board of directors he currently serves.

         CHRISTOPHER G. KNIGHT, M.D. is an ophthalmologist practicing with Knight & Smith, PSC in Elizabethtown, Kentucky. He also has other diversified business interests in local medical, media and real estate. Dr. Knight is active in local medical and civic organizations. He serves on the Board of Directors of Wesley Hilltop House.

         LEONARD ALLEN MCNUTT is the owner and operator of McNutt Construction Company, a general construction firm engaged in commercial and industrial renovation and new construction. Mr. McNutt has been engaged in construction and construction contracting in Hardin County for nearly 30 years. Mr. McNutt's other business interest include part ownership of the Hardin County Independent newspaper and local real estate investments. Mr. McNutt is also active in various local civic organizations and professional groups.

         LARRY F. WITTEN serves as the Bank's Chief Lending Officer. Mr. Witten has extensive local banking experience in Hardin County. Prior to joining the Bank, Mr. Witten served as the Chief Financial Officer of The Cecilian Bank, a position he had held since May 1996. Before joining The Cecilian Bank, Mr. Witten had served as Vice President - Commercial and Mortgage Lending for Bank One in Hardin County. Mr. Witten had been affiliated with Bank One and its predecessors in various capacities for over ten years.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         SUMMARY COMPENSATION TABLE. The following table sets forth the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and by each executive officer whose salary and bonus earned in fiscal year 1999 exceeded $100,000 for services rendered in all capacities to the Company (the "Named Executive Officers").

                                                                                       LONG-TERM
                                          ANNUAL COMPENSATION                   COMPENSATION AWARDS
                                   ------------------------------------      --------------------------
                                                                             RESTRICTED      SECURITIES
     NAME AND                                              OTHER ANNUAL        STOCK         UNDERLYING       ALL OTHER
PRINCIPAL POSITION        YEAR     SALARY       BONUS      COMPENSATION       AWARD(s)        OPTIONS       COMPENSATION
------------------        ----     ------       -----      ------------      ---------        -------       ------------

Lawrence P. Calvert       1999   $115,000     $    --         $     --       $    --             --           $10,695(2)
Chief Executive Officer   1998    115,000          --               --            --             --             9,695
                          1997    112,879(1)       --               --            --            6,000           3,795

Ronald J. Pence           1999    115,000          --               --            --             --             9,593(3)
President                 1998    115,000          --               --            --             --             8,534
                          1997    112,879(1)       --               --            --            6,000           2,635

                                                   (footnotes on following page)

(footnotes for table on previous page)

------------
(1) Includes salary paid by the Organizers prior to the organization of the Bank and reimbursed by the Bank upon its commencement of operations.

(2) Mr. Calvert's "Other Compensation" for 1999 consisted of $1,895 in paid term life insurance premiums and $8,800 in deferred directors' fees.


(3) Mr. Pence's "Other Compensation" for 1999 consisted of $793 in paid term life insurance premiums and $8,800 in deferred director fees.

         OPTION YEAR-END VALUE TABLE. The following table sets forth information concerning the value of options held by the Named Executive Officers at the end of fiscal year 1999. No options were exercised during fiscal year 1999.

                                  NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                 UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                                  OPTIONS AT YEAR-END                      AT YEAR-END (1)
                              ----------------------------          ---------------------------
NAME                         EXERCISABLE      UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
----                         -----------      -------------        -----------     -------------

Lawrence P. Calvert            4,000              2,000            $      --        $      --
Ronald J. Pence                4,000              2,000            $      --        $      --

------------
(1) Options are considered in-the-money of the fair market value of the underlying securities exceeds the exercise price. Neither Mr. Calvert's nor Mr. Pence's options were in-the-money at December 31, 1999.

DIRECTOR COMPENSATION

         Directors do not receive separate compensation for their services on the Company's Board of Directors. Directors of the Bank are paid a retainer of $500 a month for each month in which there is only one board meeting and $700 per month for any month in which there is more than one meeting. Directors do not receive any additional fees for committee meetings. To date, directors have deferred receipt of all fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information regarding all persons known to the Company to have beneficially owned more than 5% of the Company's Common Stock as of March 15, 2000.

                                                               AMOUNT AND                PERCENT OF
                                                                NATURE OF                 SHARES OF
NAME AND ADDRESS                                               BENEFICIAL               COMMON STOCK
OF BENEFICIAL OWNER                                            OWNERSHIP(1)             OUTSTANDING(2)
-------------------                                            -----------              -------------

Kevin D. Addington                                               12,060                     5.02%
701 W. Park Road
Elizabethtown, Kentucky  42701

Robert E. Robbins                                                12,060                     5.02
P.O. Box 2089
Elizabethtown, Kentucky  42701

Leonard Allen McNutt                                             12,060                     5.02
109 Gaither Station Road
Elizabethtown, Kentucky  42701

Christopher G. Knight                                            12,060                     5.02
1109 Woodland Drive
Elizabethtown, Kentucky  42701

Ronald J. Pence                                                  16,060 (3)                 6.58
1000 North Dixie Avenue
Elizabethtown, Kentucky  42701

-----------
(1) For purposes of this table, a person is deemed to be the beneficial owner of any shares of the Common Stock (1) over which he or she has or shares voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of the Record Date held by that individual or group.

(3) Includes 4,000 shares which Mr. Pence has the right to acquire pursuant to the exercise of options.

         (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table provides information as of March 15, 2000 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

                                                               BENEFICIAL OWNERSHIP(1)
                                                    ------------------------------------------------
                                                     NUMBER                        PERCENTAGE OF
NAME                                                OF SHARES                  SHARES OUTSTANDING(2)
----                                                ---------                  ---------------------

Robert E. Robbins, M.D.                               12,060                           5.02%
Lawrence P. Calvert                                   10,060 (3)                       4.12
Ronald J. Pence                                       16,060 (3)                       6.58
Kevin D. Addington                                    12,060                           5.02
Henry Lee Chitwood                                     6,060                           2.52
Lois Watkins Gray                                      3,060                           1.27
William R. Hawkins                                     6,060                           2.52
Christopher G. Knight, M.D.                           12,060                           5.02
Leonard Allen McNutt                                  12,060                           5.02

All directors and executive
  officers as a group (10 persons)                    99,197 (4)                      39.57%

-----------
(1)      For definition of beneficial ownership, see footnote 1 to the table in
         Item 11(a) of this Annual Report on Form 10-KSB.

(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of the Record Date held by that individual or group.


(3) Includes 4,000 shares which he has the right to acquire pursuant to the exercise of options.

(4) Includes 10,667 shares which executive officers have the right to acquire pursuant to the exercise of options.

         (c) CHANGES IN CONTROL. Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time, it is expected that the Bank will engage in banking transactions with its directors, officers and their associates in the ordinary course of business. At December 31, 1999, $236,100 of loans were outstanding. Loans to directors and executive officers will only be made in the ordinary course of business of the Bank and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and will not involve more than the normal risk of collectibility or present other unfavorable features.

         The Bank leases its main office from Kentucky National Properties, L.L.C., a limited liability company in which each of the directors has a 10% ownership interest. The lease is for a ten-year term with four successive renewal options of ten years each. Rental payments are $12,000 per month during the initial term of the lease with provision for increase based on the percentage increase in the Consumer Price Index. During the term of the lease and any renewals thereof, the premises may only be used for a bank or banking institution unless the prior written consent of the lessor has been received.

                                     PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a) Exhibits List. The following exhibits are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference:

                                                                                                       PAGE NO.
                                                                                                    IN SEQUENTIALLY
                                                                                                        NUMBERED
                           NO.      DESCRIPTION                                                           COPY
                           ---      -----------                                                           ----

                           3.1      Articles of Incorporation                                               *
                           3.2      Bylaws                                                                  *
                           4        Form of Common Stock Certificate                                        *
                           10.1     Restrictive Stock Transfer Agreement                                    *
                           10.2     Organizational Stock Option and Incentive Plan +                        **
                           10.3     Lease Agreement Between Kentucky National Properties, L.L.C.
                                    and Kentucky National Bank                                              *
                           10.4     Kentucky National Bancorp, Inc. 2000 Stock Option
                                    and Incentive Plan +
                           21       Subsidiaries of the Registrant
                           23.1     Consent of York, Neel & Co.-Owensboro, LLC
                           23.2     Consent of Whelan, Doerr & Company, PSC
                           27       Financial Data Schedule (EDGAR Only)

                           -------------
                           *        Incorporated by reference from the registrant's Registration Statement on Form S-4
                                    (File No. 333-72371).

                           **       Incorporated by reference from Registrant's Post Effective Amendment No. 1 to
                                    Registration Statement on Form S-8 (File No. 333-72371).
                           +        Management or compensatory plan required to be filed as an exhibit.

         (b) Reports on Form 8-K. No current reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                         KENTUCKY NATIONAL BANCORP, INC.

                                   ----------





              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999 (CONSOLIDATED)
                           AND 1998 (SUBSIDIARY ONLY)

                                                     CONTENTS

                                                                                        PAGE

Independent Auditors' Reports                                                                1

Consolidated Statements of Condition                                                         3

Consolidated Statements of Operations                                                        4

Consolidated Statements of Changes in
     Stockholders' Equity                                                                    6

Consolidated Statements of Cash Flows                                                        7

Notes to Consolidated Financial Statements                                                   9

                [YORK, NEEL & CO. - OWENSBORO, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Kentucky National Bancorp, Inc.
Elizabethtown, Kentucky

We have audited the accompanying consolidated statement of condition of Kentucky National Bancorp, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Kentucky National Bank (subsidiary only) as of December 31, 1998, were audited by other auditors whose report dated February 5, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kentucky National Bancorp, Inc. as of December 31, 1999, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for start-up costs in 1999.


/s/ York, Neel & Co. - Owensboro, LLP


February 10, 2000

                    [WHELAN, DOERR & COMPANY, PSC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Kentucky National Bank, Inc.
Elizabethtown, Kentucky

We have audited the accompanying statement of condition of Kentucky National Bank as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as will as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky National Bank as of December 31, 1998, and the results of it's operations and cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Whelan Doerr & Company, PSC
Certified Public Accountants
Elizabethtown, Kentucky

February 5, 1999

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION

                           DECEMBER 31, 1999 AND 1998

                                                                                         DECEMBER 31

                                                                         --------------------------------------------
                                                                                1999                    1998
                                                                         --------------------    --------------------
                              ASSETS

Cash and due from banks                                                      $ 1,594,188             $   924,798
Federal funds sold                                                             1,331,000                    -
Investment securities:
  Securities available-for-sale                                                2,152,985                  96,900
  Securities held-to-maturity, at fair value                                     180,000                 180,000
Loans, net                                                                    48,330,667              34,200,584
Premises and equipment                                                         1,980,301               1,933,623
Accrued interest receivable and other assets                                     501,106                 492,711
                                                                         --------------------    --------------------

     Total assets                                                            $56,070,247             $37,828,616
                                                                         ====================    ====================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                   $49,206,413             $30,512,242
  Federal funds purchased                                                           -                    447,000
  Obligations under capital leases                                             1,305,929               1,349,196
  Accrued interest payable and other
    liabilities                                                                  477,767                 324,491
                                                                         --------------------    --------------------

     Total liabilities                                                        50,990,109              32,632,929
                                                                         --------------------    --------------------

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                     -                       -
  1999-Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 240,000 shares                                                    2,400                    -
  1998-Common stock, $1 par value;
    authorized, 1,000,000 shares, issued and
    outstanding, 240,000 shares                                                     -                    240,000
  Surplus                                                                      5,212,125               5,762,966
  Retained deficit                                                              (125,467)               (807,279)
  Accumulated other comprehensive income                                          (8,920)                   -
                                                                         --------------------    --------------------

     Total stockholders' equity                                                5,080,138               5,195,687

Commitments and contingent liabilities                                              -                       -
                                                                         --------------------    --------------------

     Total liabilities and stockholders'
       equity                                                                $56,070,247             $37,828,616
                                                                         ====================    ====================

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                         DECEMBER 31

                                                                         --------------------------------------------
                                                                                1999                    1998
                                                                         --------------------    --------------------
Interest income:
  Loans, including fees                                                  $ 3,902,900             $ 2,119,140
  Securities                                                                  33,298                  13,064
  Federal funds sold                                                          57,987                 120,656
                                                                         --------------------    --------------------

     Total interest income                                                 3,994,185               2,252,860
                                                                         --------------------    --------------------

Interest expense:
  Deposit accounts                                                         1,248,682                 655,983
  Certificates of deposit over $100,000                                      557,982                 352,718
  Federal funds                                                               21,346                    -
  Federal Home Loan Bank advances                                             24,366                    -
  Capital leases                                                             135,129                 100,475
                                                                         --------------------    --------------------

     Total interest expense                                                1,987,505               1,109,176
                                                                         --------------------    --------------------

     Net interest income                                                   2,006,680               1,143,684

Provision for loan losses                                                    391,602                 287,941
                                                                         --------------------    --------------------

     Net interest income after provision
       for loan losses                                                     1,615,078                 855,743
                                                                         --------------------    --------------------

Other income:
  Service charges and fees                                                   263,325                 160,267
  Credit life and accident insurance                                          32,481                  37,330
                                                                         --------------------    --------------------

                                                                             295,806                 197,597
                                                                         --------------------    --------------------
Other expenses:
  Salaries and employee benefits                                             788,598                 629,229
  Net occupancy expense                                                      132,485                  70,447
  Advertising                                                                114,118                 117,924
  Data processing                                                             28,619                  17,403
  Postage, telephone and supplies                                            100,848                  86,011
  Directors fees                                                              76,650                  76,330
  Bank franchise tax                                                          77,747                    -
  Equipment expense                                                           68,288                  52,250
  Insurance expense                                                            5,261                   5,139
  Professional services                                                      348,136                 247,384
  Amortization of intangibles                                                   -                     41,518
  Other operating expenses                                                   138,832                  82,536
                                                                         --------------------    --------------------

                                                                           1,879,582               1,426,171
                                                                         --------------------    --------------------

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                         DECEMBER 31
                                                                         --------------------------------------------
                                                                                1999                    1998
                                                                         --------------------    --------------------

Income (loss) before income taxes and
  cumulative effect of accounting change                                 $    31,302             $  (372,831)
Income tax expense                                                              -                       -
                                                                         --------------------    --------------------

Net income (loss) before cumulative effect
  of accounting change                                                        31,302                (372,831)
Cumulative effect of accounting change                                      (156,769)                   -
                                                                         --------------------    --------------------

Net loss                                                                 $  (125,467)            $  (372,831)
                                                                         ====================    ====================


Loss per share                                                           $      (.52)            $     (1.55)
                                                                         ====================    ====================

                See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                              Accumu-
                                                                               lated
                                                                               Other
                                                                              Compre-     Compre-
                             Common Stock                                     hensive     hensive
                        -----------------------                  Retained     Income      Income
                          Shares      Amount       Surplus        Deficit     (Loss)      (Loss)        Total
                        ----------- ----------- --------------- ------------ ---------- ------------ -------------
Balance,
 December 31, 1997       240,000    $ 240,000   $ 5,735,870     $(434,448)   $   -                   $ 5,541,422

Incentive stock
 option plan                -            -           27,096          -           -                        27,096

Net loss                    -            -             -         (372,831)       -      $(372,831)      (372,831)
                        ----------- ----------- --------------- ------------ ---------- ------------ -------------

Comprehensive
 income                                                                                 $(372,831)
                                                                                        ============
Balance,
 December 31, 1998       240,000      240,000     5,762,966      (807,279)       -                     5,195,687

Elimination of
 subsidiary bal-
 ances upon cor-
 porate reorgani-
 zation                 (240,000)    (240,000)   (5,762,966)      807,279        -                    (5,195,687)

Issuance of Ken-
 tucky National
 Bancorp, Inc.
 common stock
 upon corporate
 reorganization          240,000        2,400     5,193,287          -           -                     5,195,687

Incentive stock
 option plan                -            -           18,838          -           -                        18,838

Net loss                    -            -             -         (125,467)       -      $(125,467)      (125,467)

Other comprehen-
 sive income, net
 of tax:

  Unrealized gains
  (losses) on
  securities avai-
  lable-for-sale
  net of reclassi-
  fication adjust-
  ment                      -            -             -            -          (8,920)     (8,920)        (8,920)
                        ----------- ----------- --------------- ------------ ---------- ------------ -------------

Comprehensive
 income                                                                                 $(134,387)
                                                                                        ============

Balance,
 December 31, 1999       240,000    $   2,400   $ 5,212,125     $(125,467)   $ (8,920)               $ 5,080,138
                        =========== =========== =============== ============ ==========              =============

                See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                        DECEMBER 31,
                                                                                1999                    1998

                                                                         --------------------    --------------------
Operating activities:
  Net loss                                                               $  (125,467)            $  (372,831)
  Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities:
    Provisions for loan losses                                               391,602                 287,941
    Provision for depreciation                                               101,217                  55,222
    Provision for amortization                                                  -                     41,518
    Incentive stock option plan                                               18,838                  27,096
    Deferred tax                                                               4,595                    -
    Cumulative effect of accounting change                                   156,769                    -
    Changes in assets and liabilities:
      Increase in accrued interest
        receivable and other assets                                         (165,164)               (276,814)
      Increase in accrued interest payable
        and other liabilities                                                153,276                 200,801
      Decrease in due to banks                                                  -                   (631,250)
                                                                         --------------------    --------------------

          Net cash provided by (used in)
            operating activities                                             535,666                (668,317)
                                                                         --------------------    --------------------

Investing activities:
  Purchase of available-for-sale securities                               (2,069,600)                (96,900)
  Net increase in loans                                                  (14,521,685)            (26,233,313)
  Purchases of premises and equipment                                       (147,895)               (565,411)
                                                                         --------------------    --------------------

          Net cash used in investing
            activities                                                   (16,739,180)            (26,895,624)
                                                                         --------------------    --------------------

Financing activities:
  Net increase in deposits                                                18,694,171              23,728,557
  Payments on capital lease obligations                                      (43,267)                (40,706)
  Net increase (decrease) in federal funds
    purchased                                                               (447,000)                447,000
  Federal Home Loan Bank advances                                          2,000,000                    -
  Payments on advances from Federal Home
    Loan Bank                                                             (2,000,000)                   -
                                                                         --------------------    --------------------

Net cash provided by financing activities                                 18,203,904              24,134,851
                                                                         --------------------    --------------------

Net increase (decrease) in cash and cash
  equivalents                                                              2,000,390              (3,429,090)

Cash and cash equivalents, beginning of year                                 924,798               4,353,888
                                                                         --------------------    --------------------

Cash and cash equivalents, end of year                                   $ 2,925,188             $   924,798
                                                                         ====================    ====================

Supplemental disclosures:
  Cash paid for interest                                                 $ 1,940,700             $   962,363
                                                                         ====================    ====================

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NONCASH TRANSACTIONS:

The Bank recorded assets and obligations for bank equipment and buildings under capital leases in the aggregate amount of $1,389,902 for the year ended December 31, 1998.

                See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

       The following is a description of the more significant accounting policies which Kentucky National Bank follows in preparing and presenting its financial statements.

       A.     BUSINESS

              Kentucky National Bank (the Bank) is a wholly owned subsidiary of Kentucky National Bancorp, Inc. (the Company), a one-bank holding company, and provides a full range of banking services to individual and corporate customers primarily in the Hardin County, Kentucky and surrounding area. The Bank is subject to competition from other financial institutions. The Bank is also subject to bank regulations and undergoes periodic examination by bank regulators.

       B.     BASIS OF PRESENTATION

              Kentucky National Bancorp, Inc., became the holding company for Kentucky National Bank on May 18, 1999, by issuing and exchanging its stock on a share for share basis for the outstanding stock of the Bank. The transfer of stock between the entities under common control was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the 1999 financial statements are presented as if the holding company formation occurred on January 1, 1999.

              The consolidated financial statements include the accounts of Kentucky National Bancorp, Inc. and its subsidiary, Kentucky National Bank, for the year ended December 31, 1999, and the accounts of Kentucky National Bank for the year ended December 31, 1998. All material intercompany balances and transactions have been eliminated in consolidation.

       C.     USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate. Management obtains independent appraisals for significant properties.

       D.     INVESTMENT SECURITIES

              Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       D.     INVESTMENT SECURITIES, CONTINUED

              using the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

       E.     LOANS

              Loans are stated at the unpaid principal balance, less the allowance for loan losses and unearned income. Interest income on loans is recorded on the accrual basis except for those loans in a nonaccrual income status. Loans are placed in a nonaccrual income status when, in the opinion of management, the prospects for recovering both principal and accrued interest are considered doubtful. Unearned income, arising principally from consumer installment loans, is reflected as a reduction of loans and is recognized as income by a method that approximates the interest method. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they come due. Interest income is subsequently recognized only to the extent cash payments are received.

       F.     ALLOWANCE FOR CREDIT LOSSES

              The allowance is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based on reviews of the portfolio, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Allowances for impaired loans are generally determined based on collateral values or the present values of the provision for loan losses and reduced by charegoffs, net of recoveries.

       G.     PREMISES AND EQUIPMENT

              Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

       H.     ORGANIZATION COSTS

              In April 1998, Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," effective for financial statements for fiscal years beginning after December 15, 1998. In accordance with this standard, the Bank expensed on January 1, 1999, unamortized start-up costs in the amount of $156,769 as a cumulative affect of a change in accounting principle. At December 31, 1998, organization costs net of accumulated amortization were $156,272.

                                   Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       I.     INCOME TAXES

              Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between allowance for loan losses, accumulated depreciation and startup and organization costs and for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

       J.     FAIR VALUES OF FINANCIAL INSTRUMENTS

              The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

              CASH AND CASH EQUIVALENTS - The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets' fair values.

              INVESTMENT SECURITIES - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

              LOANS - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

              DEPOSITS - The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

              SHORT-TERM BORROWINGS - the carrying amounts of federal funds purchased approximate their fair values.

              OBLIGATIONS UNDER CAPITAL LEASES - The fair values of the Bank's capital lease obligations are estimated using discounted cash flows analysis based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       J.     FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

              OTHER LIABILITIES - Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

              ACCRUED INTEREST - The carrying amounts of accrued interest approximate their fair values.

              OFF-BALANCE SHEET INSTRUMENTS - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

       K.     EARNINGS PER SHARE:

              Earnings (loss) per share have been computed based on the weighted average number of shares outstanding since inception and throughout the year of 240,000. Diluted earnings (loss) per share have not been presented as the effect of options granted at inception to purchase 16,000 shares of common stock is antidilutive.

       L.     OFF BALANCE SHEET FINANCIAL INSTRUMENTS:

              In the ordinary course of business the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

       M.     STATEMENT OF CASH FLOWS:

              For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, demand balances due from banks, and federal funds sold.

       N.     ADVERTISING:

              The Bank expenses the cost of advertising as incurred.

       O.     RECLASSIFICATIONS

              Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

2.     INVESTMENT SECURITIES

       A comparison of the amortized cost and fair values of investment securities and the gross unrealized gains and losses at December 31, 1999 and 1998 is as follows:

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     INVESTMENT SECURITIES, CONTINUED


                                                                                 1999

                                                   ------------------------------------------------------------------
                                                     AMORTIZED                UNREALIZED                   FAIR
                                                                     ------------------------------
                                                       COSTS            GAINS            LOSSES            VALUE
                                                   --------------    -------------    -------------    --------------

         Available-for-sale:
          U.S. Treasury and Federal
           Agencies                                $2,000,000        $   -            $(13,515)        $1,986,485
          Federal Home Loan Bank stock                166,500            -                -               166,500
                                                   --------------    -------------    -------------    --------------

                                                   $2,166,500        $   -            $(13,515)        $2,152,985
                                                   ==============    =============    =============    ==============

         Held-to-maturity:
          Federal Reserve stock                    $  180,000        $   -            $   -            $  180,000
                                                   ==============    =============    =============    ==============


                                                                                 1998

                                                   ------------------------------------------------------------------
                                                     AMORTIZED                UNREALIZED                   FAIR
                                                                     ------------------------------
                                                       COSTS            GAINS            LOSSES            VALUE
                                                   --------------    -------------    -------------    --------------

         Available-for-sale:
          Federal Home Loan Bank stock             $   96,900        $   -            $   -            $   96,900
                                                   ==============    =============    =============    ==============

         Held-to-maturity:
          Federal Reserve stock                    $  180,000        $   -            $   -            $  180,000
                                                   ==============    =============    =============    ==============

       A summary of investment securities at December 31, 1999 based on contractual maturities is presented in the table below. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               AMORTIZED                 FAIR
                                                                                  COST                  VALUE
                                                                           -------------------    -------------------
         Available-for sale:
           Due after one year through five years                           $ 1,500,000            $ 1,495,470
           Due after five years through ten years                              500,000                491,015
                                                                           -------------------    -------------------

                                                                             2,000,000              1,986,485
              Federal Home Loan Bank stock                                     166,500                166,500
                                                                           -------------------    -------------------

                                                                           $ 2,166,500            $ 2,152,985
                                                                           ===================    ===================
         Held-to-maturity:
           Federal Reserve stock                                           $   180,000            $   180,000
                                                                           ===================    ===================

       There were no sales, maturities or transfers of securities during 1999 or 1998. There were no securities pledged to secure public deposits at December 31, 1999 or 1998.

3.     LOANS

       The composition of loans at December 31, 1999 and 1998 are as follows:


                                                                                  1999                   1998
                                                                           --------------------    ------------------

                Commercial and industrial                                          $ 4,683,574           $ 3,634,251
                Real estate - mortgage                                              31,078,761            20,343,920
                Real estate - construction                                           3,506,579             3,623,849
                Agricultural                                                         1,800,706             1,592,058
                Consumer                                                             7,891,829             5,533,394
                Other                                                                   68,686                18,500
                                                                           --------------------    ------------------

                                                                                    49,030,135            34,745,972

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     LOANS, CONTINUED


                                                                                  1999                   1998
                                                                           --------------------    ------------------
                Less:

                  Allowance for loan losses                                        $   561,944           $   347,000
                  Unearned income                                                      137,524               198,388
                                                                           --------------------    ------------------

                                                                                   $48,330,667           $34,200,584
                                                                           ====================    ==================

       Impairment of loans having recorded investments of approximately $9,100 and $120,000 at December 31, 1999 and 1998, respectively, has been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 1999 and 1998, was $10,800 and $10,000, respectively. The total allowance for loan losses related to these loans was $0. There was no interest income on impaired loans recognized for cash payments received in 1999 and 1998.

       An analysis of the changes in the allowance for loan losses is as follows:


                                                                                  1999                    1998
                                                                           --------------------    --------------------

                Balance, beginning of period                               $   347,000             $    75,000
                Loans charged off                                             (179,358)                (17,286)
                Loan recoveries                                                  2,700                   1,345
                Provision for loan losses                                      391,602                 287,941
                                                                           --------------------    --------------------

                Balance, end of period                                     $   561,944             $   347,000
                                                                           ====================    ====================

       Loans to executive officers and directors amounted to approximately $236,100 and $204,400 at December 31, 1999 and 1998, respectively.

4.     PREMISES AND EQUIPMENT

       A summary of premises and equipment at December 31, 1999 and 1998 is as follows:


                                                                                  1999                    1998
                                                                           --------------------    --------------------

                Bank premises                                              $   384,593             $   309,981
                Furniture and equipment                                        363,813                 290,531
                Leaseholds                                                   1,389,902               1,389,902
                                                                           --------------------    --------------------

                                                                             2,138,308               1,990,414
                Less accumulated depreciation                                  158,007                  56,791
                                                                           --------------------    --------------------

                                                                           $ 1,980,301             $ 1,933,623
                                                                           ====================    ====================

5.     DEPOSITS

       The composition of deposits at December 31, 1999 and 1998 is summarized as follows:

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     DEPOSITS, CONTINUED


                                                                                  1999                    1998
                                                                           --------------------    --------------------

                Non-interest bearing demand                                        $ 5,615,796     $ 3,737,818
                Interest bearing demand                                              6,857,130       2,485,617
                Savings                                                                922,629         567,889
                Certificates of deposit over
                  $100,000                                                          13,759,569       8,000,026
                Other interest bearing deposits                                     22,051,289      15,360,892
                                                                           --------------------    --------------------

                                                                                   $49,206,413     $30,512,242
                                                                           ====================    ====================

       At December 31, 1999, schedule maturities of certificates of deposit including IRA's are as follows

                  2000                               $28,767,652
                  2001                                 2,930,163
                  2002                                 3,713,043
                  2003                                      -
                  2004                                   400,000
                                                     -----------

                                                     $35,810,858
                                                     ===========

       The Bank held deposits of approximately $2,397,800 and $2,565,000 for related parties at December 31, 1999 and 1998, respectively.

6.     CAPITAL LEASES

       The Bank has entered into a long-term capital lease agreement for substantially all bank equipment and furniture. The lease, which commenced on February 1, 1998, extends for a five year period expiring 2003. The Bank has also entered into an agreement to lease a branch building and land commencing on May 11, 1998, and extending for an initial five year period with five successive five year renewal terms expiring in 2028. In addition, the Bank has entered into an agreement with a related party for lease of the bank building and land. This lease commenced on March 1, 1998 and extends for an initial period of ten years with four successive ten year renewal terms expiring in 2048. The building components of these leases are classified as capital leases. The land components are classified as operating leases. At December 31, 1999 the future minimum lease payments under the capital leases were as follows:

                           For the year ending:
                                    2000                               $   178,396
                                    2001                                   178,396
                                    2002                                   178,396
                                    2003                                   132,361
                                    2004                                   132,361
                                    Thereafter                           5,127,674

                           Total minimum lease payments                  5,927,584

                           Less amounts representing
                             interest                                    4,621,655
                                                                       -----------
                           Present value of net minimum
                             lease payment                             $ 1,305,929
                                                                       ===========

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     CAPITAL LEASES, CONTINUED

       Future minimum annual rental commitments under the noncancelable operating lease for land is as follows:

                           For the year ending:
                                    2000                               $    60,675
                                    2001                                    60,675
                                    2002                                    60,675
                                    2003                                    60,675
                                    2004                                    60,675
                                    Thereafter                           2,262,365
                                                                       -----------

                           Total minimum annual rental
                             commitments                               $ 2,565,740
                                                                       ===========

       Rental expense under operating leases was approximately $60,700 and $40,000 for the years ended December 31, 1999 and 1998, respectively.

7.     SHORT-TERM BORROWINGS

       Federal funds purchased generally mature within one to four days from the transaction date.

8.     FEDERAL HOME LOAN BANK ADVANCES

       During 1999 the Bank entered into a blanket agreement for advances from the Federal Home Loan Bank (FHLB). The Bank has no outstanding advances from FHLB at December 31, 1999. Mortgage loans with a balance of approximately $23,531,300 at December 31, 1999, and all FHLB stock are pledged to the FHLB as collateral in the event that the Bank requires future advances.

9.     COMPREHENSIVE INCOME

       During the year ended December 31, 1999, Kentucky National Bancorp, Inc. adopted FASB Statement No. 130, "Reporting Comprehensive Income." The statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income.

       At December 31, 1999, the Bank held securities classified as available-for-sale, which have net unrealized losses of $(13,500). The before and after tax amount and tax expense of this component of comprehensive income for the years ended December 31, 1999 is summarized below:


                                                                                       TAX
                                                                  BEFORE            (BENEFIT)             AFTER
                                                                   TAX               EXPENSE               TAX
                                                              ---------------     ---------------    ----------------
         1999

           Unrealized holding gains                           $(13,515)           $ (4,595)          $ (8,920)
           Reclassification adjustment
            for gains included in net
            income                                                -                   -                  -
                                                              ---------------     ---------------    ----------------

                                                              $(13,515)           $ (4,595)          $ (8,920)
                                                              ===============     ===============    ================

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    INCOME TAXES

       The Company and the Bank file a consolidated income tax return. The Bank is charged or credited the amount equal to the income tax that would have been applicable on a separate return basis.

       At December 31, 1999 and 1998 deferred tax assets and liabilities are composed of the following:


                                                                                1999                    1998
                                                                         --------------------    --------------------
               Deferred tax assets:
                 Allowance for loan losses                               $   143,200             $    83,300
                 Net operating losses                                        109,000                 136,200
                 Startup costs                                                54,100                  65,200
                 Organization costs                                           39,200                    -
                 Stock options                                                15,600                   9,200
                 Available-for-sale securities                                 4,600                    -
                                                                         --------------------    --------------------

                                                                             365,700                 293,900
                                                                         --------------------    --------------------
               Deferred tax liabilities:
                 Federal Home Loan Bank stock                                 (3,800)                   -
                 Accumulated depreciation                                    (34,100)                (11,800)
                                                                         --------------------    --------------------

                                                                             (37,900)                (11,800)
                                                                         --------------------    --------------------

                                                                             327,800                 282,100
               Less valuation allowance                                     (323,200)               (282,100)
                                                                         --------------------    --------------------

               Net deferred tax asset                                    $     4,600             $      -
                                                                         ====================    ====================

       During the year ended December 31, 1999, the Company used $67,800 in tax loss carryforwards to offset taxable income. At December 31, 1999, the Company has tax loss carryforwards of approximately $327,300 that may be offset against future taxable income. The carryforwards expire from 2012 to 2014.

11.    REGULATORY MATTERS

       Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year, in an amount in excess of the sum of net income of that year and retained earnings net of dividends and required transfers of the preceding two years. At December 31, 1999, there were no retained earnings available for the payment of dividends without approval by bank regulatory authorities.

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    REGULATORY MATTERS, CONTINUED

       Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Bank meet all capital adequacy requirements to which it is subject.

       As of December 31, 1999, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

       To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

       The Bank's actual capital amounts and ratios are also presented in the table as of December 31, 1999 and 1998.



                                                                         FOR CAPITAL                 FOR WELL
                                                                          ADEQUACY                  CAPTIALIZED
                                                 ACTUAL                   PURPOSES                   PURPOSES
                                          ----------------------    ----------------------     ----------------------
                                           AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT       RATIO
                                          ---------    ---------    ---------     --------     ---------    ---------
         DECEMBER 31, 1999:
         Total capital to
          risk weighted assets              $5,568       14.15%       $3,148        8.00%        $3,935       10.00%

         Tier I capital to risk
          weighted assets                    5,075       12.90%        1,547        4.00%         2,361        6.00%

         Tier I capital to
          average assets                     5,075        9.34%        1,630        3.00%         2,717        5.00%

         DECEMBER 31, 1998:
         Total capital to
          risk weighted assets              $5,387       17.88%       $2,410        8.00%        $3,102       10.00%

         Tier I capital to risk
          weighted assets                    5,040       16.73%        1,205        4.00%         1,807        6.00%

         Tier I capital to
          average assets                     5,040       14.16%        1,068        3.00%         1,780        5.00%

12.    STOCK OPTION PLAN

       Under a plan effective at inception, the Company granted performance based options to purchase 16,000 shares of stock to key employees. The option to purchase shares expires 10 years from the date of the grant. Options vest over three years upon achievement of performance or production incentives. There are no additional options available to be granted to employees under the plan. Compensation accrued under the plan at December 31, 1999 and 1998 was approximately $18,800 and $27,100, respectively.

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    STOCK OPTION PLAN, CONTINUED

       A summary of the options outstanding during 1999 and 1998 are as follows:


                                                                  1999                               1998
                                                     -------------------------------    -------------------------------
                                                                        WEIGHTED                           WEIGHTED
                                                       NUMBER           AVERAGE            NUMBER           AVERAGE
                                                         OF             EXERCISE             OF            EXERCISE
                                                       OPTIONS           PRICE            OPTIONS            PRICE
                                                     ------------    ---------------    -------------    --------------

         Issued at inception                          16,000         $ 25.00             16,000          $ 25.00

         Granted during year                            -                                  -                 -

         Exercised during year                          -                                  -                 -
                                                     ------------                       -------------

         Outstanding at year end                      16,000         $ 25.00             16,000          $ 25.00
                                                     ============                       =============

         Eligible for exercise at
           year end                                   10,667                              6,000
                                                     ------------                       -------------

         Weighted average fair
           value of options
           granted during year                          -                                  -
                                                     ============                       =============

13.    FAIR VALUES OF FINANCIAL INSTRUMENTS

       The estimated fair values of the Bank's financial instruments are as follows:


                                                                   1999                               1998
                                                      -------------------------------    --------------------------------
                                                        CARRYING            FAIR            CARRYING            FAIR
                                                         AMOUNT             VALUE            AMOUNT            VALUE
                                                      --------------     ------------    ---------------    -------------
                                                              (IN THOUSANDS)                     (IN THOUSANDS)

         FINANCIAL ASSETS:
          Cash and cash equivalents                       $   2,925          $ 2,925           $    925         $    925
          Securities available-for-
           sale                                               2,153            2,153                 97               97
          Securities held to maturity                           180              180                180              180
          Loans, net of allowance                            48,331           48,331             34,201           34,201
          Accrued interest receivable                           486              486                336              336
         FINANCIAL LIABILITIES:
          Deposits                                           49,206           49,157             30,512           30,101
          Federal funds purchased                               -                -                  447              447
          Obligations under capital
           leases                                             1,306            1,306              1,349            1,349
          Accrued interest payable                              224              224                177              177
         OFF-BALANCE-SHEET
            LIABILITIES:
          Commitments to extend credit                        4,498            4,498              2,963            2,963
          Standby letters of credit                             571              571                316              316

       The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    RELATED PARTY TRANSACTIONS

       The Bank, in the normal course of business, leases its main office from a related party. Payments made under both capital and operating leases for the year ended December 31, 1999 and 1998 amounted to approximately $144,400 and $120,000, respectively. In addition, during 1998, the Bank made payments of approximately $310,000 to a related party for construction of improvement to a new branch location.

       Directors fees payable were approximately $172,000 and $95,300 at December 31, 1999 and 1998, respectively.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

       In the normal course of business, the Bank has outstanding commitments and contingent liabilities. At December 31, 1999 and 1998, the Bank has commitments to extend credit which are not reflected in the financial statements of approximately $5,069,500 and $3,279,000, respectively, including stand-by letters of $571,400 and $316,000 and commitments to related parties of $700,000 and $75,000, respectively. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of those instruments.

       Commitments to extend credit are agreements to lend a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements and do not generally present any significant liquidity risk to the Bank. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The extension of credit is based on management's credit evaluation of the inventory, property, plant and equipment, and income-producing commercial properties.

       Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

16.    CONCENTRATIONS OF CREDIT

       Most of the Bank's loans, commitments and standby letters of credit have been granted to customers in the Bank's market area. Most credit customers are depositors of the Bank. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

17.    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

       Information as to the financial position, results of operations and cash flows of Kentucky National Bancorp, Inc. as of December 31, 1999 is summarized as follows:

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY), CONTINUED

                       STATEMENT OF FINANCIAL CONDITION
                              DECEMBER 31, 1999


                                                         ASSETS

                   Investment in subsidiary                                        $  5,080,138
                                                                                   ---------------------

                        Total assets                                               $  5,080,138
                                                                                   =====================


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                   Stockholders' equity                                            $  5,080,138
                                                                                   ---------------------

                        Total liabilities and
                          stockholders' equity                                     $  5,080,138
                                                                                   =====================

                                                   STATEMENT OF INCOME
                                              YEAR ENDED DECEMBER 31, 1999

                   Net loss of subsidiary                                          $    (86,147)
                   General and administrative expenses                                  (39,320)
                                                                                   ---------------------

                        Loss before tax                                                (125,467)

                   Income tax benefit                                                      -
                                                                                   ---------------------

                        Net loss                                                   $   (125,467)
                                                                                   =====================

                                                 STATEMENT OF CASH FLOWS
                                              YEAR ENDED DECEMBER 31, 1999

                   Cash flows from operating activities:
                     Net loss                                                      $   (125,467)
                     Adjustments to reconcile net income
                         to cash provided by operating
                         activities:

                       Net loss of subsidiary                                            86,147
                       Incentive stock options                                           18,837
                                                                                   ---------------------

                        Net cash used by operating
                          activities                                                    (20,483)
                                                                                   ---------------------

                   Cash flows from investing activities:

                     Dividends received from  subsidiary                                 20,483
                                                                                   ---------------------

                   Cash flows from financing activities                                    -
                                                                                   ---------------------

                   Net increase in cash                                                    -
                   Cash, beginning of period                                               -
                                                                                   ---------------------

                   Cash, end of period                                             $       -
                                                                                   =====================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KENTUCKY NATIONAL BANCORP, INC.

Date:  March 24, 2000                       By:  /s/ Ronald J. Pence
                                                 -------------------
                                                 Ronald J. Pence
                                                 President
                                                 (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Lawrence P. Calvert                                Date: March 24, 2000
   ----------------------------------------------
      Lawrence P. Calvert
      Chief Executive Officer and Director
      (Principal Executive Officer)

By:/s/ Ronald J. Pence                                    Date: March 24, 2000
   ----------------------------------------------
      Ronald J. Pence
      President and Director
      (Principal Financial and Accounting Officer)

By:/s/ Robert E. Robbins                                  Date: March 24, 2000
   ----------------------------------------------
      Robert E. Robbins
      Chairman of the Board and Director

By:/s/ Kevin D. Addington                                 Date: March 24, 2000
   ----------------------------------------------
      Kevin D. Addington
      Director

By:/s/ Henry Lee Chitwood                                 Date: March 24, 2000
   ----------------------------------------------
      Henry Lee Chitwood
      Director

By:/s/ Lois Watkins Gray                                  Date: March 24, 2000
   ----------------------------------------------
      Lois Watkins Gray
      Director

By:/s/ William R. Hawkins                                 Date: March 24, 2000
   ----------------------------------------------
      William R. Hawkins
      Director

By:/s/ Christopher G. Knight                              Date: March 24, 2000
   ----------------------------------------------
      Christopher G. Knight
      Director

By:/s/ Leonard Allen McNutt                               Date: March 24, 2000
   ----------------------------------------------
      Leonard Allen McNutt
      Director