Form 10QSB
period 2000-03-31
KENTUCKY NATIONAL BANCORP INC
filed 2000-05-12
CIK 1078860

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                  ______________________________

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of March 31, 2000, there were 240,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):

           Yes         X   No
     ----             ---

                KENTUCKY NATIONAL BANCORP, INC.

                    ELIZABETHTOWN, KENTUCKY


                             INDEX


                                                            PAGE
                                                            ----
PART I.
------
FINANCIAL INFORMATION

Item 1.

Consolidated Statement of Condition as of
March 31, 2000 and December 31, 1999 (Unaudited)             3

Consolidated Statement of Operations - (Unaudited)
for the three months ended March 31, 2000 and 1999           4

Consolidated Statement of Cash Flows - (Unaudited)
for the three months ended March 31, 2000 and 1999           5

Notes to Consolidated Financial Statements (Unaudited)       6


Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations                          8


PART II.

OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of
            Securities Holders                               12

Item 6.     Exhibits and Reports on Form 8-K                 12

Signatures                                                   14

           KENTUCKY NATIONAL BANCORP, INC.

         CONSOLIDATED STATEMENT OF CONDITION
                     (UNAUDITED)

                                                    MARCH 31,        DECEMBER 31,
                                                      2000               1999
                                                    ---------        -----------
                      ASSETS

Cash and due from banks                            $ 1,938,081       $ 1,594,188
Federal funds sold                                   1,196,000         1,331,000
Investment securities:
  Securities available-for-sale                      3,126,560         2,152,985
  Securities held-to-maturity, at fair value           180,000           180,000
Loans, net                                          51,130,302        48,330,667
Premises and equipment                               1,955,030         1,980,301
Accrued interest receivable and other assets           588,491           501,106
                                                   -----------       -----------
     Total assets                                  $60,114,464       $56,070,247
                                                   ===========       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                         $53,163,214       $49,206,413
  Obligations under capital leases                   1,294,834         1,305,929
  Accrued interest payable and other
    liabilities                                        513,769           477,767
                                                   -----------       -----------
     Total liabilities                              54,971,817        50,990,109
                                                   -----------       -----------
Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                              -                 -
  Common stock, $.01 par value;
    authorized 5,000,000 shares; issued and
    outstanding, 240,000 shares                          2,400             2,400
  Surplus                                            5,217,325         5,212,125
  Retained deficit                                     (49,359)         (125,467)
  Accumulated other comprehensive income               (27,719)           (8,920)
                                                   -----------       -----------
     Total stockholders' equity                      5,142,647         5,080,138
                                                   -----------       -----------
Commitments and contingent liabilities                       -                 -
                                                   -----------       -----------
     Total liabilities and stockholders'
       equity                                      $60,114,464       $56,070,247
                                                   ===========       ===========

           See notes to consolidated financial statements.

                   KENTUCKY NATIONAL BANCORP, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Interest income:
  Loans, including fees                                $1,157,242   $ 832,502
  Securities                                               47,756       3,052
  Federal funds sold                                        7,557       4,806
                                                       ----------   ---------
     Total interest income                              1,212,555     840,360
                                                       ----------   ---------
Interest expense:
  Deposit accounts                                        403,891     273,469
  Certificates of deposit over $100,000                   201,613     121,209
  Interest expense -- federal funds                         1,187       4,396
  Interest expense -- capital leases                       33,504      34,004
                                                       ----------   ---------
     Total interest expense                               640,195     433,078
                                                       ----------   ---------
     Net interest income                                  572,360     407,282

Provision for loan losses                                  52,572     175,570
                                                       ----------   ---------
     Net interest income after provision for
       loan losses                                        519,788     231,712
                                                       ----------   ---------
Other income:
  Service charges and fees                                 77,775      56,322
  Credit life and accident insurance                       11,544       5,123
                                                       ----------   ---------
                                                           89,319      61,445
                                                       ----------   ---------
Other expenses:
  Salaries and employee benefits                          244,186     198,610
  Net occupancy expense                                    34,221      28,780
  Advertising                                              35,401      33,932
  Data processing                                          43,347      48,589
  Postage, telephone and supplies                          27,621      27,341
  Bank franchise tax                                       16,730           -
  Directors fees                                            6,020      18,900
  Professional services                                    61,239      56,054
  Other operating expenses                                 64,234      59,870
                                                       ----------   ---------
                                                          532,999     472,076
                                                       ----------   ---------
Income (loss) before income taxes and
  cumulative effect of accounting changes                  76,108    (178,919)

Income taxes                                                    -           -
                                                       ----------   ---------
Net income (loss) before cumulative effect
  of accounting change                                     76,108    (178,919)

Cumulative effect of accounting change                          -    (156,769)
                                                       ----------   ---------
Net income (loss)                                      $   76,108   $(335,688)
                                                       ==========   =========
Earnings (loss) per share                              $      .32   $   (1.40)
                                                       ==========   =========

            See notes to consolidated financial statements.

                    KENTUCKY NATIONAL BANCORP, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Operating activities:
  Net income (loss)                                    $   76,108   $  (335,688)
  Adjustments to reconcile net loss to net
      cash provided by operating activities:
    FHLB stock dividend                                    (2,800)            -
    Provision for loan losses                              52,572       175,570
    Provision for depreciation                             26,787        22,951
    Incentive stock option plan                             5,200         3,237
    Deferred tax                                            9,684             -
    Cumulative effect of accounting change                      -       156,769
    Changes in assets and liabilities:
      Increase in accrued interest receivable
        and other assets                                  (87,385)       (3,754)
      Increase in accrued interest payable                 36,002        33,532
                                                      -----------   -----------
     Net cash provided by operating
       Activities                                         116,168        52,617
                                                      -----------   -----------
Investing activities:
  Purchase of available-for-sale securities              (999,258)      (62,900)
  Net increase in loans                                (3,203,569)   (5,206,557)
  Purchases of premises and equipment                      (1,516)      (97,438)
                                                      -----------   -----------
     Net cash used in investing activities             (4,204,343)   (5,366,985)
                                                      -----------   -----------
Financing activities:
  Net increase in deposits                              4,308,162     5,284,505
  Payments on capital lease obligations                   (11,095)      (10,595)
  Net decrease in federal funds purchased                       -       (46,000)
                                                      -----------   -----------

     Net cash provided by financing activities          4,297,068     5,227,910
                                                      -----------   -----------
Net increase (decrease) in cash and
  cash equivalents                                        208,893       (86,368)

Cash and cash equivalents, beginning of period          2,925,188       924,798
                                                      -----------   -----------
Cash and cash equivalents, end of period              $ 3,134,081   $   838,430
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                $   597,829   $   424,913
                                                      ===========   ===========

           See notes to consolidated financial statements.

                   KENTUCKY NATIONAL BANCORP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


1. BASIS OF PRESENTATION

   Kentucky National Bancorp, Inc. (the Company) became the holding company for Kentucky National Bank (the Bank) on May 18, 1999, by issuing and exchanging its stock on a share for share basis for the outstanding stock of the Bank. The transfer of stock between the entities under common control was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the 1999 financial statements are presented as if the holding company formation occurred on January 1, 1999.

   The unaudited consolidated financial statements include the accounts of Kentucky National Bancorp, Inc., and its subsidiary Kentucky National Bank. All material intercompany balances and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of operations for periods presented is not necessarily indicative of the results which may be expected for the entire year.

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

   At March 31, 2000 and December 31, 1999, the Bank held securities classified as available-for-sale, which have net unrealized losses of $42,000 and $13,500, respectively. The before and after tax amount and tax expense (benefit) of this component of comprehensive income at March 31, 2000 and December 31, 1999 is summarized below:

                                            TAX
                               BEFORE    (BENEFIT)    AFTER
                                 TAX      EXPENSE      TAX
                               ------    ---------    -----
MARCH 31, 2000
  Unrealized holding gains     $(41,998)  $(14,279)   $(27,719)
  Reclassification adjustment
    for gains included in net
    income                            -          -           -
                               --------   --------    --------
                               $(41,998)  $(14,279)   $(27,719)
                               ========   ========    ========

DECEMBER 31, 1999
  Unrealized holding gains     $(13,515)  $ (4,595)   $ (8,920)
  Reclassification adjustment
    for gains included in net
    income                            -          -           -
                               --------   --------    --------
                               $(13,515)  $ (4,595)   $ (8,920)
                               ========   ========    ========

                     KENTUCKY NATIONAL BANCORP, INC.

                             (UNAUDITED)


3. FEDERAL HOME LOAN BANK ADVANCES

   During 1999, the Bank entered into a blanket agreement for advances with the Federal Home Loan Bank (FHLB). The Bank had no advances outstanding at March 31, 2000 or December 31, 1999. Mortgage loans and all FHLB stock are pledged to the FHLB as collateral in the event that the Bank requires future advances.

4. EARNINGS (LOSS) PER SHARE

   Earnings (loss) per share has been determined in accordance with Statements of Financial Accounting Standards No. 128,
   "Earnings per Share."

   Earnings (loss) per share for the three month periods ended March 31, 2000 and 1999 have been computed based on the weighted average number of shares outstanding throughout the period of 240,000. Diluted earnings (loss) per share has not been presented as the effect of options granted at inception to purchase 16,000 shares of common stock is antidilutive.

5. ORGANIZATION COSTS

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

6. RECLASSIFICATIONS

   Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

ITEM 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis is intended to assist in understanding the consolidated financial condition and results of operations of the Company.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH
PERIODS ENDED MARCH 31, 2000 AND 1999

NET INCOME (LOSS).   Net income for the quarter ended March 31,
2000 was $76,100 or $.32 per share compared to a net loss of $(335,700) or $(1.40) for the same period last year, an increase of $411,800 or $1.72 per share.

The improvement of net income for the three months ended at March 31, 2000 over the same period last year was due largely to the increase in net interest income of $165,100 and reduced provisions for loan losses relative to a small increase in other expenses of $60,900. In addition, the quarter ended March 31, 1999 included a nonrecurring accounting change implementation which required the Bank to expense previously capitalized start-up costs of $156,800 and also included a specific charge off of $120,000 which increased the provision for loan losses for that quarter.

NET INTEREST INCOME. Net interest income increased $165,100 or 40.5% to $572,400 for the three months ended March 31, 2000 compared to $407,300 for the three months ended March 31, 1999. This increase reflects the continued growth in interest-earning assets and the improvement in the interest rate spread since the quarter ended March 31, 1999. Total average interest-earning assets increased by approximately $16.1 million with an increase in average yield of 6 basis points while average interest bearing liabilities increased by approximately $14.8 million with a decrease in average costs of approximately 2 basis points. As a result, the Bank's interest rate spread increased to 3.53% for the three months ended March 31, 2000 compared to 3.45% for the three months ended March 31, 1999. Net interest margin decreased to 4.32% for the 2000 period compared to 4.40% for the 1999 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $52,600 and $175,600 for the quarters ended March 31, 2000 and 1999, respectively. The decrease of $123,000 was primarily due to a specific charge off in the amount of $120,000 during the first quarter of 1999. At March 31, 2000, the Bank's allowance for loan losses was $615,100 or 1.2% of the gross loan portfolio.

OTHER INCOME. Other income was $89,300 and $61,400 for the quarters ended March 31, 2000 and 1999, respectively. The increase for the quarter of $27,900 or 45.4% is reflective of loan and deposit growth from which other income of service charges and fees are generated.

OTHER EXPENSE. Other expense was $533,000 and $472,100 for the quarters ended March 31, 2000 and 1999, respectively. The increase for the quarter of $60,900 or 12.9% was due primarily to the increases in salaries and employee benefits of $45,600 for the quarter. The growth in salaries and benefits is the result of bank growth.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER
31, 1999

The Bank continued to experience strong asset growth during the first quarter of 2000. Total assets increased $4.0 million, or 7.1% to $60.1 million at March 31, 2000 compared to $56.1 million at December 31, 1999. The increase in total assets was primarily attributable to a $2.8 million or 5.7% increase in the loan portfolio. Also contributing to the increase in assets was a $1 million increase in investment securities as the Bank has sought to improve liquidity. Funding for the Bank's asset growth came primarily from increased deposits. At March 31, 2000, deposits totaled $53.2 million, a $4.0 million, or 8.0%, increase over deposits at December 31, 1999.

Stockholders' equity increased by $62,500 to $5,142,600 at March 31, 2000 from $5,080,100 at December 31, 1999. Net income for the quarter of $76,100 is the source of the increase, less $13,600 change in unrealized gain or loss on available-for-sale securities and net surplus from stock options accrued. Management believes that a strong capital position is vital to future profitability and to promote depositor and investor confidence. The Bank continues to be in compliance with all applicable regulatory capital requirements.

As a condition to its approval of the Bank's deposit insurance, the FDIC required the Bank to maintain a ratio of Tier I capital to assets of no less than 8% during its first three years of operations. The Bank was in compliance with this requirement as of March 31, 2000, with a Tier 1 capital ratio of 9.06%. Based on its level of Tier I capital at March 31, 2000, the Bank will only be permitted to grow its assets to approximately $64 million prior to October 15, 2000 and still be in compliance with the FDIC requirement. Accordingly, the Bank will not be able to maintain its historic rate of asset growth with its current level of capital. Management has made arrangements to borrow funds from a third party lender for capital infusion to enhance continued growth. Although the Bank believes that is will be permitted to maintain Tier 1 capital at a lower percentage of assets after October 15, 2000, there can be no assurance that the Bank will be permitted to resume its historic rate of growth without an increase in capital.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                      MARCH 31,    DECEMBER 31,
                                        2000          1999
                                      ---------   ------------
     Restructured loans                $      -     $      -
     Non-accrual loans                  236,000      155,000
     Accruing loans past due 90
       days or more                           -            -
                                       --------     --------
          Total                        $236,000     $155,000
                                       ========     ========

At March 31, 2000, there were $504,500 in loans outstanding not reflected in the above table as to which know information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                           THREE MONTHS ENDED MARCH 31,
                                           ---------------------------
                                             2000               1999
                                           --------          --------
     Balance, beginning of period           $561,944          $ 347,000
     Loans charged off                        (3,963)          (126,291)
     Loan recoveries                           4,568                  -
                                            --------          ---------
     Net charge-offs                            (605)          (126,291)
     Provision for loan losses                52,572            175,570
                                            --------          ---------
     Balance, end of period                 $615,121          $ 396,279
                                            ========          =========

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

At March 31, 2000, the Bank's ratio of loans to deposits was 96.2% compared to 98.2% at December 31, 1999. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and has been possible because the Bank has funded a significant portion of its loan growth with capital raised in its initial public offering. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as a source of liquidity and earnings.

Due to the growth of the Bank and increase in personnel, the Bank is currently reaching full premises capacity at the main branch location. Management has begun the preliminary planning stage for future expansion of bank premises to enable continued growth.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2000, totaled $2.1 million compared to $2.9 million at March 31, 1999. The Bank's cash flows were provided mainly by financing activities, including $4.3 million from net deposit increases. Operating activities provided $116,200 in cash for the three months ended March 31, 2000 compared to $52,600 in cash for the first three months of 1999. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $3.2 million and purchase of securities of $1 million.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at lease 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. In addition, as a condition to the approval of the insurance of its deposits, the FDIC required the Bank to maintain a ratio of Tier I capital to assets of at least 8% for the first three years of operations. At March 31, 2000, the Bank satisfied the capital requirements for classification as well as capitalized under OCC regulations and was in compliance with the condition imposed by the FDIC in connection with the insurance of its deposits.

PART II
                  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On April 25, 2000, the Company held its annual meeting of shareholders at which the following items were voted on.

     (1)  Election of Directors
                                                        WITH-
              NOMINEE                        FOR        HELD

          Ronald J. Pence                    152,775     634

          Kevin D. Addington                 152,775     634

          Henry Lee Chitwood                 152,775     634

     There were no abstentions or broker non-votes.

     The terms of office of the following directors continued after the meeting: Robert E. Robbins, Lawrence P. Calvert, Lois
Watkins Gray, William R. Hawkins, Christopher G. Knight and
Leonard Allen McNutt.

     (2)  Approval of the Kentucky National Bancorp, Inc. 2000
Stock Option and Incentive Plan:

     FOR:    145,254       AGAINST:  4,394    ABSTAIN:  3,761

     There were no broker non-votes.

     (3)  Approval of the Kentucky National Bancorp, Inc.
Director Fee Deferral Plan:

     FOR:    145,454       AGAINST:  4,194    ABSTAIN:  3,761

     There were no broker non-votes.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
  (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

       NUMBER       DESCRIPTION

       3.1    Articles of Incorporation *
       3.2    Bylaws *
       4      Form of Common Stock Certificate *
       10.1   Restrictive Stock Transfer Agreement *
       10.2   Organizational Stock Option and Incentive Plan **
       10.3 Lease Agreement Between Kentucky National Properties, L.L.C and Kentucky National Bank *
       10.4   Kentucky National Bancorp, Inc. 2000 Stock and
                Incentive Plan ***
       10.5   Kentucky National Bancorp, Inc. Director Fee
                Deferral Plan
       27     Financial Data Schedule (EDGAR Only)
       _____________
       * Incorporated by reference from the registrant's Registration Statement on Form S-4 (File No. 333-72371).

       ** Incorporated by reference from Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-72371).
       *** Incorporated by reference from the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

  (b) During the quarter ended March 31, 2000, the Company did not file any current reports on Form 8-K.

                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              KENTUCKY NATIONAL BANCORP, INC.


Date: May 11, 2000            By:/s/ Ronald J. Pence
                                 ------------------------------
                                 Ronald J. Pence, President
                                 (Duly Authorized Represen-
                                 tative and Principal
                                 Financial Officer)