Form 10QSB
period 2000-06-30
KENTUCKY NATIONAL BANCORP INC
filed 2000-08-10
CIK 1078860

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                         ------------------------------

                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
 ------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


 Indiana                                                         61-1345603
---------------------------------------------                -------------------
(State or other jurisdiction of organization)                   (IRS Employer
                                                             Identification No.)


1000 North Dixie Avenue, Elizabethtown, Kentucky                    42701
------------------------------------------------                  ---------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number, including area code: (270) 737-6000
                                                --------------


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           X   Yes                        No
         -----                      -----


         As of June 30, 2000, there were 246,440 shares of the Registrant's common stock, par value $.01 per share, outstanding.


         Transitional Small Business Issuer Disclosure Format (check one):

               Yes                     X   No
         -----                      ------

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX


                                                                         PAGE
                                                                         ----
PART I.
-------

FINANCIAL INFORMATION

Item 1.

Consolidated Statement of Condition as of June 30, 2000
   and December 31, 1999 (Unaudited)                                       3

Consolidated Statement of Income - (Unaudited) for the
   three months and six months ended June 30, 2000 and 1999                4

Consolidated Statement of Cash Flows - (Unaudited)
   for the six months ended June 30, 2000 and 1999                         5

Notes to Consolidated Financial Statements (Unaudited)                     6


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  10


PART II.
-------

OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K                    14

Signatures                                                                15

                         KENTUCKY NATIONAL BANCORP, INC.

                       CONSOLIDATED STATEMENT OF CONDITION
                                   (UNAUDITED)

                                                                             JUNE 30,              DECEMBER 31,
                                                                               2000                    1999
                                                                           ------------            ------------
                                ASSETS

Cash and due from banks                                                    $ 1,513,103             $ 1,594,188
Federal funds sold                                                           1,856,000               1,331,000
Investment securities:
  Securities available-for-sale                                              3,224,980               2,152,985
  Securities held-to-maturity, at fair value                                   152,300                 180,000
Loans, net                                                                  53,914,049              48,330,667
Premises and equipment                                                       1,937,305               1,980,301
Accrued interest receivable and other assets                                   884,506                 501,106
                                                                           -----------             -----------

     Total assets                                                          $63,482,243             $56,070,247
                                                                           ===========             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                 $56,058,912             $49,206,413
  Obligations under capital leases                                           1,283,614               1,305,929
  Accrued interest payable and other
    liabilities                                                                418,793                 477,767
                                                                           -----------             -----------

     Total liabilities                                                      57,761,319              50,990,109
                                                                           -----------             -----------

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                   -                       -
  Common stock, $.01 par value;
    authorized  5,000,000  shares;  issued and outstanding,
    246,440 and 240,000 shares at June 30, 2000 and
    December 31, 1999, respectively                                              2,464                   2,400
  Surplus                                                                    5,419,861               5,212,125
  Retained earnings (deficit)                                                  331,597                (125,467)
  Accumulated other comprehensive income                                       (32,998)                 (8,920)
                                                                           -----------             -----------

     Total stockholders' equity                                              5,720,924               5,080,138
                                                                           -----------             -----------

Commitments and contingent liabilities                                            -                       -
                                                                           -----------             -----------

     Total liabilities and stockholders'
       equity                                                              $63,482,243             $56,070,247
                                                                           ===========             ===========


                See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                     -----------------------------      --------------------------
                                                         2000              1999            2000            1999
                                                     -----------       -----------      ------------    -----------
Interest income:
     Loans, including fees                           $ 1,253,286       $   947,674      $2,410,528      $1,780,176
     Securities                                           61,558             5,400         109,314           8,452
     Federal funds sold                                   28,771             1,272          36,328           6,078
                                                     -----------       -----------      ----------      ----------

         Total interest income                         1,343,615           954,346       2,556,170       1,794,706
                                                     -----------       -----------      ----------      ----------

Interest expense:
     Deposit accounts                                    487,505           291,248         891,396         564,717
     Certificates of deposit over $100,000               207,291           130,935         408,904         252,144
     Interest expense - federal funds                       -               11,442           1,187          15,838
     Interest expense - capital lease                     33,379            33,866          66,883          67,870
                                                     -----------       -----------      ----------      ----------

         Total interest expense                          728,175           467,491       1,368,370         900,569
                                                     -----------       -----------      ----------      ----------

         Net interest income                             615,440           486,855       1,187,800         894,137

Provision for loan losses                                 54,600            83,234         107,172         258,804
                                                     -----------       -----------      ----------      ----------

         Net interest income after provision
           for loan losses                               560,840           403,621       1,080,628         635,333
                                                     -----------       -----------      ----------      ----------

Other income:
     Service charges and fees                             87,491            66,369         165,266         122,691
     Credit life and accident insurance                   23,703            12,222          35,247          17,345
                                                     -----------       -----------      ----------      ----------

                                                         111,194            78,591         200,513         140,036
                                                     -----------       -----------      ----------      ----------

Other expenses:
     Salaries and employee benefits                      247,544           201,839         491,730         400,449
     Net occupancy expense                                35,950            31,822          70,171          60,602
     Advertising                                          24,757            27,884          60,158          61,816
     Data processing                                      47,309            25,168          90,656          73,757
     Postage, telephone and supplies                      30,024            21,436          57,645          48,777
     Bank franchise tax                                   16,418            22,975          33,148          28,536
     Directors fees                                       15,000            19,110          21,020          38,010
     Professional services                                60,436            40,459         121,675          96,513
     Other operating expenses                             58,001            37,790         122,235          92,099
                                                     -----------       -----------      ----------      ----------

                                                         535,439           428,483       1,068,438         900,559
                                                     -----------       -----------      ----------      ----------

Income (loss) before income taxes and
 cumulative effect of accounting change                  136,595            53,729         212,703        (125,190)

Income tax benefit                                       244,361              -            244,361          -
                                                     -----------       -----------      ----------     -----------

Net income (loss) before cumulative effect
 of accounting change                                    380,956            53,729         457,064        (125,190)

Cumulative effect of accounting change                      -                 -               -           (156,769)
                                                     -----------       -----------      ----------      ----------

Net income (loss)                                    $   380,956       $    53,729      $  457,064      $ (281,959)
                                                     ===========       ===========      ==========      ==========

Earnings (loss) per share                            $      1.56       $       .22      $     1.89      $    (1.17)
                                                     ===========       ===========      ==========      ==========

                See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           ---------------------------------
                                                                               2000                  1999
                                                                           -----------           -----------
Operating activities:
     Net income (loss)                                                     $   457,064           $  (281,959)
     Adjustments to reconcile net loss to net
              cash provided by operating activities:
         FHLB stock dividend                                                    (7,300)                 -
         Provision for loan losses                                             107,172               258,804
         Provision for depreciation, amortization
           and accretion, net                                                   52,291                44,420
         Incentive stock option plans                                           46,800                 9,303
         Deferred tax                                                         (244,361)                 -
         Cumulative effect of accounting change                                   -                  156,769
         Changes in assets and liabilities:
              Increase in accrued interest receivable
               and other assets                                               (126,635)              (66,713)
              Increase in accrued interest payable
               and other liabilities                                           102,026                34,224
                                                                           -----------           -----------

                  Net cash provided by
                    operating activities                                       387,057               154,848
                                                                           -----------           -----------

Investing activities:
     Purchases of available-for-sale securities                             (1,101,019)              (62,900)
     Proceeds from maturity of held-to-maturity
       securities                                                               27,700                  -
     Net increase in loans                                                  (6,041,916)           (9,405,927)
     Purchases of premises and equipment                                        (9,453)             (114,980)
                                                                           -----------           -----------

                  Net cash used in investing
                    activities                                              (7,124,688)           (9,583,807)
                                                                           -----------           -----------

Financing activities:
     Net increase in deposits                                                7,203,861             9,318,009
     Payments on capital lease obligations                                     (22,315)              (21,328)
     Net decrease in federal funds purchased                                    -                   (447,000)
     Federal Home Loan Bank advances                                            -                  1,000,000
                                                                           -----------           -----------

                  Net cash provided by financing
                    activities                                               7,181,546             9,849,681
                                                                           -----------           -----------

Net increase in cash and cash equivalents                                      443,915               420,722

Cash and cash equivalents, beginning of period                               2,925,188               924,798
                                                                           -----------           -----------

Cash and cash equivalents, end of period                                   $ 3,369,103           $ 1,345,520
                                                                           ===========           ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                                     $ 1,305,981           $   892,073
                                                                           ===========           ===========

NONCASH TRANSACTIONS:

During the six month period ended June 30, 2000, the Company issued 6,440 shares of common stock in lieu of cash payment for accrued directors' fees from inception through December 31, 1999 in the amount of $161,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of operations for periods presented is not necessarily indicative of the results which may be expected for the entire year.

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

     At June 30, 2000 and December 31, 1999, the Bank held securities classified as available-for-sale, which have net unrealized losses of approximately $50,000 and $13,500, respectively. The before and after tax amount and tax expense (benefit) of this component of comprehensive income at June 30, 2000 and December 31, 1999 is summarized below:

                                                                                   TAX
                                                              BEFORE            (BENEFIT)              AFTER
                                                                TAX              EXPENSE                TAX
                                                              ------            ---------              -----
     JUNE 30, 2000
       Unrealized holding losses                            $ (49,997)          $ (16,999)           $ (32,998)
       Reclassification adjustment
         for gains included in net
         income                                                  -                   -                    -
                                                            ---------           ---------            ---------

                                                            $ (49,997)          $ (16,999)           $ (32,998)
                                                            =========           =========            =========

     DECEMBER 31, 1999
       Unrealized holding losses                            $ (13,515)          $  (4,595)           $  (8,920)
       Reclassification adjustment
         for gains included in net
         income                                                  -                   -                    -
                                                            ---------           ---------            ---------

                                                            $ (13,515)          $  (4,595)           $  (8,920)
                                                            =========           =========            =========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (Unaudited)


3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share."

     Earnings (loss) per share for the six month periods ended June 30, 2000 and 1999 have been computed based on the weighted average number of shares outstanding throughout the periods of 242,147 and 240,000, respectively. Earnings (loss) per share for the three month periods ended June 30, 2000 and 1999 have been computed based on the weighted average number of shares outstanding throughout the periods of 244,293 and 240,000, respectively. Diluted earnings (loss) per share has not been presented as the effect of options granted under stock option plans are antidilutive.

4.   ORGANIZATION COSTS

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

6.   INCOME TAXES

     The Company and the Bank file a consolidated income tax return. The Bank is charged or credited the amount equal to the income tax that would have been applicable on a separate return basis.

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the six months ended June 30, 2000 and 1999 were as follows:


                                                   June 30,    June 30,
                                                    2000         1999
                                                 ----------    --------

Current                                          $    --        $   --
Deferred                                          (244,361)         --
                                                 ---------      ------

                                                 $(244,361)     $   --
                                                 =========      ======

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)


6.   INCOME TAXES, CONTINUED

     At June 30, 2000 and December 31, 1999 deferred tax assets and liabilities are composed of the following:

                                                                            JUNE 30,              DECEMBER 31,
                                                                              2000                    1999
                                                                          -----------            -------------
             Deferred tax assets:
               Allowance for loan losses                                 $   151,200             $   143,200
               Net operating losses                                           31,700                 109,000
               Startup costs                                                  44,700                  54,100
               Organization costs                                             32,100                  39,200
               Stock options                                                  31,500                  15,600
               Available-for-sale securities                                  17,000                   4,600
                                                                         -----------             -----------

                                                                             308,200                 365,700
                                                                         -----------             -----------
             Deferred tax liabilities:
               Federal Home Loan Bank stock                                   (6,500)                 (3,800)
               Depreciation                                                  (40,400)                (34,100)
                                                                         -----------             -----------
                                                                             (46,900)                (37,900)
                                                                         -----------             -----------

                                                                             261,300                 327,800
             Less valuation allowance                                           -                   (323,200)
                                                                         -----------             -----------

             Net deferred tax asset                                      $   261,300             $     4,600
                                                                         ===========             ===========


     At June 30, 2000, the Company has tax loss carryforwards of approximately $93,300 that may be offset against future taxable income. The carryforwards expire from 2012 to 2015.

7.   STOCK OPTION PLAN

     Under a new plan approved by stockholders on April 25, 2000, the Company granted performance based options to purchase 24,000 shares of stock to key employees, service providers and consultants. The options to purchase shares expire 10 years from the date of the grant. One third of the options vested immediately. The remaining options vest over two years upon achievement of corporate performance goals. There are 6,000 additional options available to be granted under the plan. Compensation accrued under this plan at June 30, 2000 was $36,400.

     A summary of the options outstanding during 2000 for the year 2000 stock option plan is as follows:

                                                             WEIGHTED
                                                 NUMBER       AVERAGE
                                                  OF         EXERCISE
                                                OPTIONS       PRICE
                                               ---------     --------

Issued at inception                            24,000        $25.00

Granted during period                            --            --

Exercised during period                          --            --
                                               ------        ------

                                               24,000        $25.00
                                               ======

Eligible for exercise at end of period          9,333
                                               ------

Weighted average fair value of options
  granted during period                          --
                                               ======


                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)


8.   DEFERRED COMPENSATION PLAN

     On April 25, 2000, the stockholders approved a plan for the payment of deferred directors' fees whereby 18,000 shares of common stock were issued for the settlement of directors' fees in lieu of cash payment. Under the plan, 6,440 shares were immediately distributed for payment of fees accrued from inception through December 31, 1999 in the amount of $161,000. Shares are to be distributed annually as soon as practical after the calendar year for which the shares have been earned. The plan is effective until its termination by the Board of Directors.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

NET INCOME (LOSS). Net income for the quarter ended June 30, 2000 was $381,000 or $1.56 per share compared to net income of $53,700 or $.22 per share for the same period last year, an increase of $327,300 or $1.34 per share. The year to date net income at June 30, 2000 was $457,100 or $1.89 per share compared to a net loss $282,000 or $1.17 per share for the same period in 1999. The improvement of net income for the three months ended June 30, 2000 over the same period last year was due primarily to increased profitability of the Bank and the lifting of the valuation allowance relating to net deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, the Company has determined that it is more likely than not that net deferred tax assets will be realized, and thus concluded that no valuation allowance is needed for deductible temporary differences. The lifting of the valuation allowance relating to net deferred tax assets resulted in a current income tax benefit of $244,400. The increase in the year to date income at June 30, 2000 of $739,100 or $3.06 per share is due largely to the increase in net interest income of $293,700, increase in other income of $60,500, reduced provision for loan losses of $31,600, and the recognition of the income tax benefit of $244,400 as described above, relative to an increase in expense of $167,900. In addition, the six months ended June 30, 1999 included a nonrecurring accounting change implementation which required the Bank to expense previously capitalized start-up costs of $156,800 and also included a specific charge off of $120,000 which increased the provision for loan losses for that period.

NET INTEREST INCOME. Net interest income increased $128,600 or 26.4% to $615,400 for the three months ended June 30, 2000 compared to $486,800 for the three months ended June 30, 1999. Year to date net interest income was $1.2 million and $894,100 for the six months ended June 30, 2000 and 1999, respectively, an increase of $305,900 or 34.2%. Total average interest-earning assets increased by approximately $16.2 million with an increase in average yield of 9 basis points while average interest bearing liabilities increased by approximately $14.7 million with an increase in average costs of approximately 28 basis points.

As a result, the Bank's interest rate spread decreased to 3.49% for the six months ended June 30, 2000 compared to 3.68% for the six months ended June 30, 1999. Net interest margin was to 4.28% for the six months ended June 30, 2000 compared to 4.54% for the six months ended June 30, 1999.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $54,600 and $83,200 for the quarters ended June 30, 2000 and 1999, respectively. The year to date provision for loan losses was $107,200 and $258,800 for the six months ended June 30, 2000 and 1999, respectively. The year to date decrease of $151,600 was primarily due to a specific charge off in the amount of $120,000 during the first quarter of 1999. At June 30, 2000, the Bank's allowance for loan losses was $585,300 or 1.1% of the gross loan portfolio.

OTHER INCOME. Other income was $111,200 and $78,600 for the quarters ended June 30, 2000 and 1999, respectively. Year to date other income was $200,500 and $140,000 for the six months ended June 30, 2000 and 1999, respectively. The increase for the quarter of $32,600 or 41.5%, and the year to date increase of $60,500 or 43.2%, is reflective of loan and deposit growth from which other income of service charges, fees, and credit life and accident insurance commissions are generated.

OTHER EXPENSE. Other expense was $535,400 and $428,500 for the quarters ended June 30, 2000 and 1999, respectively. Year to date other expense was $1,068,400 and $900,600 for the six months ended June 30, 2000 and 1999, respectively. The increase for the quarter of $106,900 or 24.9% and the year to date increase of $167,800 or 18.6% was due primarily to the increases in salaries and employee benefits of $45,700 or 22.6% for the quarter and 91,300 or 22.8% year to date. The growth in salaries and employee benefits are the results of bank growth, the addition of the branch location in December 1998, the addition of internet banking personnel in 1999 and the accrual of $36,400 compensation under a stock option plan effected April 25, 2000.

INCOME TAX BENEFIT (EXPENSE). For the three and six months ended June 30, 2000, the Company recorded a tax benefit of $244,400 compared to no tax benefit or expense during the three and six months ended June 30, 1999. The tax benefit during the 2000 periods related to the reversal of valuation allowances related to its net deferred tax assets. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings and other factors, the Company determined that it is more likely than not that it will realize certain of its net deferred tax assets and reversed the corresponding valuation allowance.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

The Bank continued to experience strong asset growth during the second quarter of 2000. Total assets increased $7.4 million, or 13.2% to $63.5 million at June 30, 2000 compared to $56.1 million at December 31, 1999. The increase in total assets was primarily attributable to a $5.6 million or 11.6% increase in the loan portfolio. Also contributing to the increase in assets was a $1 million increase in investment securities, $525,000 increase in federal funds sold, and a $383,400 increase in other assets due primarily to the recordation of the deferred tax asset of $244,300. Funding for the Bank's asset growth came primarily from increased deposits. At June 30, 2000, deposits totaled $56.1 million, a $6.9 million, or 13.9%, increase over deposits at December 31, 1999.

Stockholders' equity increased by $640,800 to $5,720,924 at June 30, 2000 from $5,080,100 at December 31, 1999. Net income for the year of $457,100 the recordation of stock and contributed capital for payment of deferred directors' fees through December 31, 1999 of $161,000 and surplus from stock options accrued of $46,800, less $24,100 change in unrealized gain or loss on available-for-sale securities is the source of the increase. Management believes that a strong capital position is vital to future profitability and to promote depositor and investor confidence. The Bank continues to be in compliance with all applicable regulatory capital requirements.

As a condition to its approval of the Bank's deposit insurance, the FDIC required the Bank to maintain a ratio of Tier I capital to assets of no less than 8% during its first three years of operations. The Bank was in compliance with this requirement as of June 30, 2000, with a Tier 1 capital ratio of 9.22%, an increase of .16% over the March 31, 2000 Tier I capital ratio of 9.06%. Based on its level of Tier I capital at June 30, 2000, the Bank will only be permitted to grow its assets to approximately $72 million prior to October 15, 2000 and still be in compliance with the FDIC requirement. The Company has made arrangements to borrow funds from a third party lender for capital infusion to enhance continued growth. Although the Bank believes that it will be permitted to maintain Tier 1 capital at a lower percentage of assets after October 15, 2000, there can be no assurance that the Bank will be permitted to resume its historic rate of growth without an increase in capital.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2000             1999
                                                                                -----------      ------------
         Restructured loans                                                     $      -         $     -
         Non-accrual loans                                                          124,900          155,000
         Accruing loans past due 90 days or more                                       -                -
                                                                                -----------      ------------

              Total                                                             $   124,900      $   155,000
                                                                                ===========      ===========

At June 30, 2000, there were $676,700 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                       ----------------------------------
                                                                          2000                    1999
                                                                       -----------             ----------

         Balance, beginning of period                                  $  561,944              $  347,000
         Loans charged off                                                (89,123)               (159,110)
         Loan recoveries                                                    5,345                      20
                                                                       ----------              ----------

         Net charge-offs                                                  (83,778)               (159,090)
         Provision for loan losses                                        107,172                 258,804
                                                                       ----------              ----------

         Balance, end of period                                        $  585,338              $  446,714
                                                                       ==========              ==========

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

At June 30, 2000, the Bank's ratio of loans to deposits was 96.2% compared to 98.2% at December 31, 1999. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and has been possible because the Bank has funded a significant portion of its loan growth with capital raised in its initial public offering. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as a source of liquidity and earnings.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2000, totaled $3.4 million compared to $1.3 million at June 30, 1999. The Bank's cash flows were provided mainly by financing activities, including $7.2 million from net deposit increases. Operating activities provided $387,100 in cash for the six months ended June 30, 2000 compared to $154,800 in cash for the first six months of 1999. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $6 million and purchase of securities of $1.1 million.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at lease 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. In addition, as a condition to the approval of the insurance of its deposits, the FDIC required the Bank to maintain a ratio of Tier I capital to assets of at least 8% for the first three years of operations. At June 30, 2000, the Bank satisfied the capital requirements for classification as well as capitalized under OCC regulations and was in compliance with the condition imposed by the FDIC in connection with the insurance of its deposits.

PART II


                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) The following exhibits are being filed with this quarterly report on Form 10-QSB:

                  Number                       Description
                  ------                       -----------

                    27              Financial Data Schedule (EDGAR only)

     (b) During the quarter ended June 30, 2000, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KENTUCKY NATIONAL BANCORP, INC.


Date: August 10, 2000                         By: /s/ Ronald J. Pence
                                                  -----------------------------
                                                  Ronald J. Pence, President
                                                  (Duly Authorized Represen-
                                                  tative and Principal
                                                  Financial Officer)