Form 10QSB
period 2000-09-30
KENTUCKY NATIONAL BANCORP INC
filed 2000-11-14
CIK 1078860

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         ------------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-72371

                            KENTUCKY NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


               Indiana                                      61-1345603
----------------------------------------------  --------------------------------
(State or other  jurisdiction of organization) (IRS Employer Identification No.)

1000 North Dixie Avenue, Elizabethtown, Kentucky      42701
------------------------------------------------    ---------
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


         As  of  September   30,  2000,   there  were  246,440   shares  of  the
Registrant's common stock, par value $.01 per share, outstanding.


         Transitional Small Business Issuer Disclosure Format (check one):

               Yes                     X   No
         -----                      ------

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.
-------

FINANCIAL INFORMATION

Item 1.

Consolidated Statement of Condition as of September 30, 2000
   and December 31, 1999 (Unaudited)                                          3

Consolidated  Statement  of Income -  (Unaudited)  for the three months
   and nine months ended September 30, 2000 and 1999                          4

Consolidated Statement of Cash Flows - (Unaudited)
   for the nine months ended September 30, 2000 and 1999                      5

Notes to Consolidated Financial Statements (Unaudited)                        6


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      9


PART II.
--------

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  14

Signatures                                                                    15

                         KENTUCKY NATIONAL BANCORP, INC.

                       CONSOLIDATED STATEMENT OF CONDITION
                                   (UNAUDITED)

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                              2000                     1999
                                                                         -------------             -----------
                               ASSETS

Cash and due from banks                                                  $ 1,358,625               $ 1,594,188
Federal funds sold                                                         1,631,000                 1,331,000
Investment securities:
  Securities available-for-sale                                            3,260,620                 2,152,985
  Securities held-to-maturity, at fair value                                 152,300                   180,000
Loans, net                                                                55,977,588                48,330,667
Premises and equipment                                                     1,938,781                 1,980,301
Accrued interest receivable and other assets                                 933,487                   501,106
                                                                         -----------               -----------

     Total assets                                                        $65,252,401               $56,070,247
                                                                         ===========               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                               $57,615,415               $49,206,413
  Obligations under capital leases                                         1,271,576                 1,305,929
  Accrued interest payable and other
    liabilities                                                              562,445                   477,767
                                                                         -----------               -----------

     Total liabilities                                                    59,449,436                50,990,109
                                                                         -----------               -----------

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                   --                        --
  Common stock, $.01 par value;
    authorized 5,000,000 shares; issued and
    outstanding, 246,440 and 240,000 shares
    at September 30, 2000 and December 31,
    1999, respectively                                                         2,464                     2,400
  Surplus                                                                  5,432,861                 5,212,125
  Retained earnings (deficit)                                                380,540                  (125,467)
  Accumulated other comprehensive income                                     (12,900)                   (8,920)
                                                                         -----------               -----------

     Total stockholders' equity                                            5,802,965                 5,080,138
                                                                         -----------               -----------

Commitments and contingent liabilities                                            --                        --
                                                                         -----------              ------------

     Total liabilities and stockholders'
       equity                                                            $65,252,401               $56,070,247
                                                                         ===========               ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -----------------------------      ---------------------------
                                                         2000              1999            2000            1999
                                                     -----------       -----------      ------------    -----------
Interest income:
     Loans, including fees                           $ 1,320,736       $ 1,033,647      $3,731,264      $2,813,823
     Securities                                           57,065             2,615         166,379          11,067
     Federal funds sold                                   26,729             6,125          63,057          12,203
                                                     -----------       -----------      ----------      ----------

         Total interest income                         1,404,530         1,042,387       3,960,700       2,837,093
                                                     -----------       -----------      ----------      ----------

Interest expense:
     Deposit accounts                                    525,589           316,408       1,416,985         881,125
     Certificates of deposit over $100,000               232,102           133,751         641,006         385,895
     Interest expense - federal funds                         --            18,127           1,187          33,965
     Interest expense - capital lease                     33,251            33,630         100,134         101,500
                                                     -----------       -----------      ----------      ----------

         Total interest expense                          790,942           501,916       2,159,312       1,402,485
                                                     -----------       -----------      ----------      ----------

         Net interest income                             613,588           540,471       1,801,388       1,434,608

Provision for loan losses                                 55,200            67,638         162,372         326,442
                                                     -----------       -----------      ----------      ----------

         Net interest income after provision
           for loan losses                               558,388           472,833       1,639,016       1,108,166
                                                     -----------       -----------      ----------      ----------

Other income:
     Service charges and fees                            100,737            71,390         266,003         194,081
     Credit life and accident insurance                    7,647             5,085          42,894          22,430
                                                     -----------       -----------      ----------      ----------

                                                         108,384            76,475         308,897         216,511
                                                     -----------       -----------      ----------      ----------

Other expenses:
     Salaries and employee benefits                      272,167           192,849         763,897         593,298
     Net occupancy expense                                33,271            28,370         103,442          88,972
     Advertising                                          28,454            29,339          88,612          91,155
     Data processing                                      67,910            49,517         158,566         123,274
     Postage, telephone and supplies                      26,517            27,587          84,162          76,364
     Bank franchise tax                                   17,664             9,292          50,812          37,828
     Directors fees                                       15,088            19,320          36,108          57,330
     Professional services                                49,124            47,499         170,799         144,012
     Other operating expenses                             87,073            68,540         209,308         160,639
                                                     -----------       -----------      ----------      ----------

                                                         597,268           472,313       1,665,706       1,372,872
                                                     -----------       -----------      ----------      ----------

Income (loss) before income taxes and
 cumulative effect of accounting change                   69,504            76,995         282,207         (48,195)

Income tax expense (benefit)                              20,561                --        (223,800)             --
                                                     -----------       -----------      ----------      ----------

Net income (loss) before cumulative effect
 of accounting change                                     48,943            76,995         506,007         (48,195)

Cumulative effect of accounting change                        --                --              --        (156,769)
                                                     -----------       -----------      ----------      ----------

Net income (loss)                                    $    48,943       $    76,995      $  506,007      $ (204,964)
                                                     ===========       ===========      ==========      ==========

Earnings (loss) per share                            $       .20       $       .32      $     2.08      $     (.85)
                                                     ===========       ===========      ==========      ==========


                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              ------------------------------
                                                                 2000                1999
                                                              -----------        -----------

Operating activities:
     Net income (loss)                                     $    506,007       $   (204,964)
     Adjustments to reconcile net income (loss) to
              net cash provided by operating activities:
         FHLB stock dividend                                    (12,400)                --
         Provision for loan losses                              162,372            326,442
         Provision for depreciation, amortization
           and accretion, net                                    78,782             67,131
         Incentive stock option plans                            59,800             13,637
         Deferred tax                                          (223,800)                --
         Cumulative effect of accounting change                      --            156,769
         Changes in assets and liabilities:
              Increase in accrued interest receivable
               and other assets                                (206,532)          (156,718)
              Increase in accrued interest payable
               and other liabilities                            245,678             64,519
                                                           ------------       ------------

                  Net cash provided by
                    operating activities                        609,907            266,816
                                                           ------------       ------------

Investing activities:
     Purchases of available-for-sale securities              (1,101,019)           (65,500)
     Proceeds from maturity of held-to-maturity
       securities                                                27,700                 --
     Net increase in loans                                   (7,809,293)       (10,894,647)
     Purchases of premises and equipment                        (37,507)          (137,458)
                                                           ------------       ------------

                  Net cash used in investing
                    activities                               (8,920,119)       (11,097,605)
                                                           ------------       ------------

Financing activities:
     Net increase in deposits                                 8,409,002         11,702,916
     Payments on capital lease obligations                      (34,353)           (32,297)
     Net decrease in federal funds purchased                         --           (447,000)
     Federal Home Loan Bank advances                                 --          1,000,000
                                                           ------------       ------------

                  Net cash provided by financing
                    activities                                8,374,649         12,223,619
                                                           ------------       ------------

Net increase in cash and cash equivalents                        64,437          1,392,830

Cash and cash equivalents, beginning of period                2,925,188            924,798
                                                           ------------       ------------

Cash and cash equivalents, end of period                   $  2,989,625       $  2,317,628
                                                           ============       ============

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                     $  2,040,589       $  1,368,867
                                                           ============       ============


NONCASH TRANSACTIONS:

During the nine month period ended September 30, 2000, the Company issued 6,440 shares of common stock in lieu of cash payment for accrued directors' fees from inception through December 31, 1999 in the amount of $161,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of income and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

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

     At September 30, 2000 and December 31, 1999, the Bank held securities classified as available-for-sale, which have net unrealized losses of approximately $19,500 and $13,500, respectively. The before and after tax amount and tax expense (benefit) of this component of comprehensive income at September 30, 2000 and December 31, 1999 is summarized below:

                                                                                   TAX
                                                              BEFORE            (BENEFIT)              AFTER
                                                                TAX              EXPENSE                TAX
                                                              -------           ---------              ------
     SEPTEMBER 30, 2000
       Unrealized holding losses                            $ (19,545)          $  (6,645)           $ (12,900)
       Reclassification adjustment
         for gains included in net
         income                                                    --                  --                   --
                                                            ---------          ----------           ----------

                                                            $ (19,545)          $  (6,645)           $ (12,900)
                                                            =========           =========            =========

     DECEMBER 31, 1999
       Unrealized holding losses                            $ (13,515)          $  (4,595)           $  (8,920)
       Reclassification adjustment
         for gains included in net
         income                                                    --                  --                   --
                                                            ---------          ----------           ----------

                                                            $ (13,515)          $  (4,595)           $  (8,920)
                                                            =========           =========            =========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)


3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share."

     Earnings (loss) per share for the nine month periods ended September 30, 2000 and 1999 have been computed based on the weighted average number of shares outstanding throughout the periods of 243,578 and 240,000, respectively. Earnings (loss) per share for the three month periods ended September 30, 2000 and 1999 have been computed based on the weighted average number of shares outstanding throughout the periods of 246,440 and 240,000, respectively. Diluted earnings (loss) per share has not been presented as the effect of options granted under stock option plans are antidilutive.

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

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the nine months ended September 30, 2000 and 1999 were as follows:

                                     SEPTEMBER 30,      SEPTEMBER 30,
                                          2000              1999
                                     -------------      -------------

             Current                 $        --          $     --
             Deferred                   (223,800)               --
                                     -----------          --------

                                     $  (223,800)         $     --
                                     ===========          ========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)


6.   INCOME TAXES, CONTINUED

     At September 30, 2000 and December 31, 1999 deferred tax assets and liabilities are composed of the following:

                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                            2000                     1999
                                                                       -------------             ------------
             Deferred tax assets:
               Allowance for loan losses                               $   136,100               $   143,200
               Net operating losses                                         36,100                   109,000
               Startup costs                                                40,200                    54,100
               Organization costs                                           28,600                    39,200
               Stock options                                                35,900                    15,600
               Available-for-sale securities                                 6,600                     4,600
                                                                       -----------               -----------

                                                                           283,500                   365,700
                                                                       -----------               -----------
             Deferred tax liabilities:
               Federal Home Loan Bank stock                                 (8,000)                   (3,800)
               Depreciation                                                (45,100)                  (34,100)
                                                                       -----------               -----------

                                                                           (53,100)                  (37,900)
                                                                       -----------               -----------

                                                                           230,400                   327,800
             Less valuation allowance                                           --                  (323,200)
                                                                       -----------               -----------

             Net deferred tax asset                                    $   230,400               $     4,600
                                                                       ===========               ===========

       At September 30, 2000, the Company has tax loss carryforwards of approximately $106,200 that may be offset against future taxable income. The carryforwards expire from 2012 to 2015.

7.   LEASE COMMITMENT

     A related party is currently constructing a building addition onto the main branch which the Bank will lease under a capital lease arrangement upon its completion which is expected to be August 2001. As a result of the addition of building and equipment under capital leases in the aggregate amount of approximately $900,000, the Bank will incur monthly amortization expense of approximately $1,900, and monthly operating lease expense for land rental of approximately $700. The monthly cash flow requirement under the lease obligations, including interest expense, will be approximately $10,500 per month.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NET INCOME (LOSS). Net income for the quarter ended September 30, 2000 was $48,900 or $.20 per share compared to net income of $77,000 or $.32 per share for the same period last year, a decrease of $28,100 or $.12 per share. The year to date net income at September 30, 2000 was $506,000 or $2.08 per share compared to a net loss of $(205,000) or $(.85) per share for the same period in 1999. The decrease in net income for the three months ended September 30, 2000 over the same period last year was due primarily to increases in deferred income tax expense, salaries expense, and other operating expenses related to the Bank's continued growth. The increase in the year to date income at September 30, 2000 of $711,000 or $2.93 per share is due largely to the lifting of the valuation allowance relating to net deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, the Company has determined that it is more likely than not that net deferred tax assets will be realized, and thus concluded that no valuation allowance is needed for deductible temporary differences. The lifting of the valuation allowance relating to net deferred tax assets resulted in a current income tax benefit of $223,800. The increase is also due to the increase in net interest income of $366,800, increase in other income of $92,400, reduced provision for loan losses of $164,000, relative to an increase in expense of $292,800. In addition, the nine months ended September 30, 1999 included a nonrecurring accounting change implementation which required the Bank to expense previously capitalized start-up costs of $156,800 and also included a specific charge off of $120,000 which increased the provision for loan losses for that period.

NET INTEREST INCOME. Net interest income increased $73,100 or 13.5% to $613,600 for the three months ended September 30, 2000 compared to $540,500 for the three months ended September 30, 1999. Year to date net interest income was $1.8 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $400,000 or 28.6%. Total average interest-earning assets increased by approximately $15.6 million with an increase in average yield of 12 basis points while average interest bearing liabilities increased by approximately $14.3 million with an increase in average costs of approximately 49 basis points. The increase in the average cost of funds is due primarily to higher yields paid on interest bearing deposits driven by market rates. As a result, the Bank's interest rate spread decreased to 3.42% for the nine months ended September 30, 2000 compared to 3.79% for the nine months ended September 30, 1999. Net interest margin was to 4.21% for the nine months ended September 30, 2000 compared to 4.62% for the nine months ended September 30, 1999.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $55,200 and $67,600 for the quarters ended September 30, 2000 and 1999, respectively. The year to date provision for loan losses was $162,400 and $326,400 for the nine months ended September 30, 2000 and 1999, respectively. The year to date decrease of $164,000 was primarily due to a specific charge off in the amount of $120,000 during the first quarter of 1999. At September 30, 2000, the Bank's allowance for loan losses was $562,400 or 1.0% of the gross loan portfolio.

OTHER INCOME. Other income was $108,400 and $76,500 for the quarters ended September 30, 2000 and 1999, respectively. Year to date other income was $308,900 and $216,500 for the nine months ended September 30, 2000 and 1999, respectively. The increase for the quarter of $31,900 or 41.7%, and the year to date increase of $92,400 or 42.7%, is reflective of loan and deposit growth from which other income of service charges, fees, and credit life and accident insurance commissions are generated.

OTHER EXPENSE. Other expense was $597,300 and $472,300 for the quarters ended September 30, 2000 and 1999, respectively. Year to date other expense was $1.7 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively. The increase for the quarter of $125,000 or 26.5% and the year to date increase of $300,000 or 21.4% was due primarily to the increases in salaries and employee benefits of $79,300 or 41.1% for the quarter and $170,600 or 28.8% year to date. The growth in salaries and employee benefits are the results of bank growth, the addition of the branch location in December 1998, the addition of internet banking personnel in 1999, the accrual of compensation under a stock option plan effective April 25, 2000, and the addition of a mortgage banking division during this quarter.

INCOME TAX BENEFIT (EXPENSE). Income tax expense (benefit) was $20,600 and $(223,800) for the three and nine months ended September 30, 2000, compared to no tax expense (benefit) during 1999. The tax expense (benefit) during the 2000 periods related to the reversal of valuation allowances related to its net deferred tax assets. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings and other factors, the Company determined that it is more likely than not that it will realize certain of its net deferred tax assets and reversed the corresponding valuation allowance.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

The Bank continued to experience asset growth during the third quarter of 2000. Total assets increased $9.2 million, or 16.4% to $65.3 million at September 30, 2000 compared to $56.1 million at December 31, 1999. The increase in total assets was primarily attributable to a $7.6 million or 15.7% increase in the loan portfolio. Also contributing to the increase in assets was a $1.1 million increase in investment securities, $300,000 increase in federal funds sold, and a $432,400 increase in other assets due primarily to the recordation of the deferred tax asset of $223,800. Funding for the Bank's asset growth came primarily from increased deposits. At September 30, 2000, deposits totaled $57.6 million, an $8.4 million, or 17.1%, increase over deposits at December 31, 1999.

Stockholders' equity increased by $722,800 to $5.8 million at September 30, 2000 from $5.1 million at December 31, 1999. Net income for the year of $506,000, the recordation of stock and contributed capital for payment of deferred directors' fees through December 31, 1999 of $161,000 and surplus from stock options accrued of $59,800, less a $4,000 change in unrealized gain or loss on available-for-sale securities is the source of the increase. Management believes that a strong capital position is vital to future profitability and to promote depositor and investor confidence. The Bank continues to be in compliance with all applicable regulatory capital requirements.

As a condition of its approval of the Bank's deposit insurance, the FDIC required the Bank to maintain a ratio of Tier I capital to assets of no less than 8% during its first three years of operations. The Bank was in compliance with this requirement as of September 30, 2000, with a Tier 1 capital ratio of 9.01%. The Company has made arrangements to borrow funds from a third party lender for capital infusion to enhance continued growth. Although the Bank believes that it will be permitted to maintain Tier 1 capital at a lower percentage of assets after October 15, 2000, there can be no assurance that the Bank will be permitted to resume its historic rate of growth without an increase in capital.

As a result of the addition of building and equipment under capital leases in the aggregate amount of approximately $900,000, the Company will incur monthly amortization expense of approximately $1,900, and monthly operating lease expense for land rental of approximately $700 upon completion of construction which is currently expected to be August 2001. The monthly cash flow requirement under the lease obligations, including interest expense, will be approximately $10,500 per month. Management projects that future cash flow from operations will be sufficient to meet the cash flow requirement of the leases.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2000             1999
                                                                       ------------     ------------

         Restructured loans                                            $        --       $       --
         Non-accrual loans                                                 305,200          155,000
         Accruing loans past due 90 days or more                                --               --
                                                                       -----------       ----------

                Total                                                  $   305,200       $  155,000
                                                                       ===========       ==========

At September 30, 2000, there were $1,069,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The growth in non-performing and potentially problematic loans is due to the maturation of the loan portfolio and is contained in relatively few borrowers.

An analysis of the changes in the allowance for loan losses is as follows:

                                                                         Nine Months ended September 30,
                                                                       --------------------------------------
                                                                          2000                        1999
                                                                       -----------                 ----------

         Balance, beginning of period                                  $  561,944                  $  347,000
         Loans charged off                                               (169,308)                   (167,185)
         Loan recoveries                                                    7,369                       1,061
                                                                       ----------                  -----------

         Net charge-offs                                                 (161,939)                   (166,124)
         Provision for loan losses                                        162,372                     326,442
                                                                       ----------                  -----------

         Balance, end of period                                        $  562,377                  $  507,318
                                                                       ==========                  ===========

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

At September 30, 2000, the Bank's ratio of loans to deposits was 97.2% compared to 98.2% at December 31, 1999. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and has been possible because the Bank has funded a significant portion of its loan growth with capital raised in its initial public offering. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as a source of liquidity and earnings.

Due to the growth of the Bank and increase in personnel, the Bank is currently reaching full premises capacity at the main branch location. A related party has begun an expansion of bank premises which the Bank will lease under a capital lease arrangement upon its completion which is expected to be August 2001.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2000, totaled $3.0 million compared to $2.3 million at September 30, 1999. The Bank's cash flows were provided mainly by financing activities, including $8.4 million from net deposit increases. Operating activities provided $609,900 in cash for the nine months ended September 30, 2000 compared to $266,800 in cash for the first nine months of 1999. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $7.8 million and purchase of securities of $1.1 million.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. In addition, as a condition to the approval of the insurance of its deposits, the FDIC required the Bank to maintain a ratio of Tier I capital to assets of at least 8% for the first three years of operations. At September 30, 2000, the Bank satisfied the capital requirements for classification as well as capitalized under OCC regulations and was in compliance with the condition imposed by the FDIC in connection with the insurance of its deposits.

Part II


                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) The following exhibits are being filed with this quarterly report on Form 10-QSB:

            Number                         Description
            ------            ------------------------------------

              27              Financial Data Schedule (EDGAR only)

     (b) During the quarter ended September 30, 2000, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           KENTUCKY NATIONAL BANCORP, INC.


Date: November 14, 2000                    By: /s/ Ronald J. Pence
      -----------------------                  --------------------------------
                                               Ronald J. Pence, President
                                               (Duly Authorized Represen-
                                               tative and Principal
                                               Financial Officer)