Form 10KSB40
period 2000-12-31
KENTUCKY NATIONAL BANCORP INC
filed 2001-03-27
CIK 1078860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

                          Commission File No. 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              INDIANA                                             61-1345603
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1000 NORTH DIXIE AVENUE, ELIZABETHTOWN, KENTUCKY                    42701
------------------------------------------------             -------------------
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
YES   X      NO
   ------      -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $5,886,851

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($25 per share), was approximately $3.6 million as of March 16, 2001. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of March 16, 2001, there were issued and outstanding 248,920 shares of the registrant's common stock.

     Transitional Small Business Disclosure Format: YES        NO   X
                                                        -----     -----

================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

     THE COMPANY. Kentucky National Bancorp, Inc. (the "Company") became the holding company for Kentucky National Bank (the "Bank") on May 18, 1999, by issuing and exchanging its stock on a share for share basis for the outstanding stock of the Bank. The transfer of stock between the entities under common control was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the 2000 financial statements are presented as if the holding company formation occurred on January 1, 1999.

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

     Hardin County is currently home to approximately 92,000 persons. After contracting somewhat during the 1989 to 1994 period due to down-sizing of the Fort Knox Military Reservation, the county's population has grown during the two most recent years and is projected to continue to grow during the next five years. Although per capita personal income for Hardin County is below the level for the Commonwealth of Kentucky as a whole, median household income is higher. The county's current unemployment rate of 5.0% is slightly above that for the Commonwealth of Kentucky as a whole. Although the largest employer in Hardin County continues to be the Fort Knox Military Reservation, the county has experienced steady employment growth in the manufacturing and services sectors during recent years, a trend which is expected to continue due to the influence of automotive plants in the region.

BANKING SERVICES

     The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. The Bank also engages in agricultural lending. Consumer loans include secured and unsecured loans for financing automobiles, recreational equipment, home improvements, home education and personal investments. The Bank also offers home equity loans and lines of credit. The Bank originates fixed- and variable-rate mortgage loans and construction loans for its portfolio. In October 2000, the Bank began originating residential mortgage loans for sale into the secondary market.

     LOAN PORTFOLIO COMPOSITION. The following table provides information on the composition of the loan portfolio at the indicated dates.

                                                                            AT DECEMBER 31,
                                                            -----------------------------------------------------
                                                                      2000                            1999
                                                            ---------------------           ---------------------
                                                            AMOUNT            %             AMOUNT            %
                                                            ------          -----           ------          -----
                                                                               (DOLLARS IN THOUSANDS)
Real estate -- mortgage:
  Residential.............................................  $   33,308      56.58%          $  27,345       55.77%
  Commercial..............................................       5,093       8.65               3,734        7.62
  Agricultural............................................       1,595       2.71               1,801        3.67
Real estate-- construction................................       4,387       7.45               3,506        7.15
Consumer..................................................       8,874      15.07               7,961       16.24
Commercial and industrial.................................       5,615       9.54               4,683        9.55
                                                            ----------     ------           ---------      ------
                                                                58,872     100.00%             49,030      100.00%
                                                                           ======                          ======
Allowance for credit losses...............................        (626)                          (562)
Unearned fees and discounts...............................        (166)                          (137)
                                                            ----------                      ---------
Loans receivable, net ....................................  $   58,080                      $  48,331
                                                            ==========                      =========

     In addition to the above, the Bank had approximately $259,000 in loans held for sale at December 31, 2000. These loans consisted of fixed-rate residential mortgage loans originated for resale into the secondary market.

     LOAN MATURITY SCHEDULE. The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2000. Demand loans and loans which have no stated maturity are treated as due in one year or less. At December 31, 2000, the Company had no loans due after one year with variable rates and $44,081,200 in such loans with fixed rates.

                                   DUE WITHIN            ONE TO FIVE          DUE OVER
                                    ONE YEAR                YEARS            FIVE YEARS             TOTAL
                                   ----------            -----------         ----------           ----------
                                                       (IN THOUSANDS)
Real estate -- mortgage:
  Residential....................   $  4,176              $  24,915          $     4,217           $  33,308
  Commercial.....................        462                  4,053                  578               5,093
  Agricultural...................        240                  1,188                  167               1,595
Real estate -- construction......      3,484                    650                  253               4,387
Consumer.........................      1,022                  7,194                  658               8,874
Commercial.......................      5,407                    131                   77               5,615
                                    --------              ---------          -----------           ---------
                                    $ 14,791              $  38,131          $     5,950           $  58,872
                                    ========              =========          ===========           =========


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

     The Bank began originating residential mortgage loans for sale into the secondary market in October, 2000. The secondary market loan division primarily sells fixed-rate originations in the secondary market and does not retain the servicing rights on these loans. The Bank is an approved seller/servicer for Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie
Mac) loans with sales to a variety of investors.

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

     The maximum amount which the Bank is permitted to lend not fully secured to any one borrower and their related interests may generally not exceed 15% of the Bank's unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Provided the amount in excess of 15% is fully secured by marketable collateral such as investment securities, the Bank may make loans up to 25% of unimpaired capital and surplus. Under these formulas, the Bank would have been permitted to lend up to $890,000 and $1,483,000, respectively, to any one borrower at December 31, 2000. At December 31, 2000, the largest amount outstanding to any one borrower and their related interests was $147,200 unsecured and $492,000 fully secured.

NON-PERFORMING LOANS

     Loans are placed in a non-accrual income status when, in the opinion of management, the prospects for recovering both principal and accrued interest are considered doubtful. The Bank seeks to control its level of non-performing assets by following strict collection procedures. The Bank generally sends out reminder notices as soon as a loan becomes 15 days delinquent. If the loan becomes 30 days delinquent, the borrower will receive another letter or a telephone call and collection efforts will be continued until the loan is brought current. If a loan becomes 90 days delinquent, the loan is generally placed on non-accrual status and the Bank will initiate proceedings for the repossession or foreclosure upon any collateral securing the loan.

     The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                             AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                           (DOLLARS IN THOUSANDS)

Restructured loans...................................................  $       0          $       0
                                                                       ---------          ---------
Non-accrual loans:
   Real estate -- mortgage:
     Residential.....................................................        190                111
     Commercial......................................................          0                  9
     Agricultural....................................................          0                  0
   Real estate -- construction.......................................         15                  0
   Consumer..........................................................         20                 35
   Commercial and industrial.........................................          0                  0
                                                                       ---------          ---------
        Total nonaccrual loans.......................................        225                155
                                                                       ---------          ---------

Accruing loans past due 90 days or more:
   Real estate -- mortgage:
     Residential.....................................................          0                  0
     Commercial......................................................          0                  0
     Agricultural....................................................          0                  0
   Real estate -- construction.......................................          0                  0
   Consumer..........................................................          0                  0
   Commercial and industrial.........................................          0                  0
                                                                       ---------          ---------
       Total accruing loans past due 90 days or more.................          0                  0
                                                                       ---------          ---------
       Total non-accrual and past due loans..........................  $     225          $     155
                                                                       =========          =========

       Non-accrual and past due loans to gross loans.................       0.38%              0.32%
                                                                       =========          =========
       Allowance for credit losses to non-accrual and
          past due loans.............................................     278.20%            363.00%
                                                                       =========          =========

     During the year ended December 31, 2000, the Bank would have recorded interest income of $24,200 on non-accrual loans, if such loans had been current in accordance with their original terms for the period they were outstanding. The Bank included $4,500 in interest income on such loans during the year.

     At December 31, 2000, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of the portfolio, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Allowances for impaired loans are generally determined based on collateral values or the present values of estimated cash flows. The allowance for loan losses is increased by the provision for credit losses and reduced by chargeoffs net of recoveries.

     Transactions in the allowance for loan losses during the years ended December 31, 2000 and 1999 were as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                         2000                1999
                                                                       --------            --------
                                                                           (DOLLARS IN THOUSANDS)

Beginning Balance....................................................  $     562          $     347
                                                                       ---------          ---------

Charge-offs:
   Real estate -- mortgage:
      Residential....................................................          0                 (9)
      Commercial.....................................................          0                  0
      Agricultural...................................................          0                  0
   Real estate -- construction.......................................         (9)                 0
   Consumer..........................................................       (101)               (44)
   Commercial and industrial.........................................        (79)              (126)
                                                                       ---------          ---------
          Total......................................................       (189)              (179)
                                                                       ---------          ---------

Recoveries:
   Real estate -- mortgage:
     Residential.....................................................         18                  0
     Commercial......................................................          0                  0
     Agricultural....................................................          0                  0
   Real estate -- construction.......................................          0                  0
   Consumer..........................................................         17                  2
   Commercial and industrial.........................................          0                  0
                                                                       ---------          ---------
         Total.......................................................         35                  2
                                                                       ---------          ---------

Net charge-offs......................................................       (154)              (177)
Provisions charged to operations.....................................        218                392
                                                                       ---------          ---------
Ending balance.......................................................  $     626          $     562
                                                                       =========          =========
Average loans........................................................  $  54,202          $  42,718
                                                                       =========          =========
Net charge-offs to average loans ....................................       0.28%              0.41%
                                                                       =========          =========

         Charge-offs during 2000 increased $10,000 with an increase in consumer charge-offs of $57,000 partially offset by a decrease in commercial and industrial loan charge-offs of $47,000. Current year consumer charge-offs consist of several small loan amounts. Management determined that these borrowers would not sufficient resources to repay the debt. The commercial and industrial loan charge-offs include a $65,000 charge-off taken on loans to one borrower. Management determined that the borrower would not have sufficient resources to repay the debt based on the borrower's individual business circumstances. Charge-offs during 1999 were primarily attributable to a $120,000 charge-off taken on a commercial loan during the first quarter after management determined that the borrower would not have sufficient resources to repay the debt due to changes in the borrower's individual business circumstances.

     The following table shows the allowance for loan losses broken down by loan category at the dates indicated.

                                                                        AT DECEMBER 31,
                                            -----------------------------------------------------------------
                                                        2000                               1999
                                            -----------------------------       -----------------------------
                                            RESERVE      PERCENT OF LOANS       RESERVE      PERCENT OF LOANS
                                            FOR EACH     IN EACH CATEGORY       FOR EACH    IN EACH CATEGORY
PORTFOLIO                                   CATEGORY      TO TOTAL LOANS        CATEGORY      TO TOTAL LOANS
---------                                   --------     ----------------       --------    -----------------
                                                                  (DOLLARS IN THOUSANDS)
   Real estate -- mortgage:
     Residential..........................  $     181           56.58%          $    121           55.77%
     Commercial...........................         82            8.65                 59            7.62
     Agricultural.........................         --            2.71                 --            3.67
   Real estate -- construction............          1            7.45                  4            7.15
   Consumer...............................         70           15.07                 67           16.24
   Commercial and industrial.............         191            9.54                188            9.55
   Unallocated............................        101            0.00                123            0.00
                                            ---------          ------           --------          ------
       Total..............................  $     626          100.00%          $    562          100.00%
                                            =========          ======           ========          ======

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

                                                                              AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                           (DOLLARS IN THOUSANDS)

U.S. government and federal agency securities........................  $   3,020          $   1,986
                                                                       ---------          ---------
      Total..........................................................  $   3,020          $   1,986
                                                                       =========          =========

     The following table sets forth the scheduled maturities,  market values and
average  yields  for  the  Bank's  investment   securities  and  mortgage-backed
securities portfolio at December 31, 2000.

                             ONE YEAR OR LESS       ONE TO FIVE YEARS     FIVE TO TEN YEARS   MORE THAN TEN YEARS
                             --------------------  -------------------   -------------------  -------------------
                                         WEIGHTED             WEIGHTED              WEIGHTED             WEIGHTED
                             AMORTIZED   AVERAGE   AMORTIZED  AVERAGE    AMORTIZED  AVERAGE   AMORTIZED   AVERAGE
                               COST       YIELD      COST      YIELD       COST      YIELD      COST       YIELD
                             ----------  --------  ---------  --------   ---------  --------  ---------  --------
                                                                   (DOLLARS IN THOUSANDS)
U.S. government and federal
   agency securities.......  $     --      -- %    $  2,500    6.86%     $    500    7.00%    $   --        -- %
                             --------              --------              --------             ------
      Total................  $     --      --      $  2,500    6.86      $    500    7.00     $   --        --
                             ========              ========              ========             ======
                                  TOTAL INVESTMENT PORTFOLIO
                                -------------------------------
                                                       WEIGHTED
                                AMORTIZED    MARKET     AVERAGE
                                  VALUE      VALUE       YIELD
                                ---------    ------    --------
U.S. government and federal
    agency securites.........   $  3,000     $ 3,020     6.88%
                                --------     -------
    Total....................   $  3,000     $ 3,020     6.88
                                ========     =======

     At December 31, 2000, the Bank's other investments consisted of $152,300 in stock in the Federal Reserve Bank of St. Louis in which the Bank is required to invest as a national bank and $285,900 in Federal Home Loan Bank ("FHLB") of Cincinnati stock in which it is required to invest in order to be a member of the FHLB of Cincinnati.

     At December 31, 2000, the Bank had no investments in securities of a single issuer (other than the U.S. government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity.

DEPOSITS AND OTHER SOURCES OF FUNDS

     The Bank funds its lending and investment activities primarily with deposits. The Bank is also eligible to borrow from the FHLB of Cincinnati of which it became a member in 1998. FHLB of Cincinnati advances may be used for residential and small business lending.

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

     The Bank obtains deposits principally through its main and branch offices. The Bank also attracts deposits through its website. The Bank does not solicit brokered deposits. At December 31, 2000, the Bank had approximately $15.4 million in certificates of deposit and other time deposits of $100,000 or more.

     The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2000.

                                                                     AMOUNT
                                                                  (IN THOUSANDS)
                                                                  --------------

               Three months or less................................ $   3,417
               Over three through six months.......................     1,899
               Over six through 12 months..........................     5,716
               Over 12 months......................................     4,414
                                                                    ---------
               Total............................................... $  15,446
                                                                    =========

     BORROWINGS. In addition to deposits, the Bank obtains funds for its operations through various forms of short-term borrowings including advances from the FHLB of Cincinnati and purchases of federal funds. FHLB advances may only be used for residential and small business lending. At December 31, 2000, the Bank had no outstanding advances from the FHLB of Cincinnati. Future advances will be secured by a blanket lien on all the

Bank's residential mortgages and its FHLB stock. The Bank purchases federal funds from time to time from its correspondent bank primarily for cash management purposes.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

                                                                             AT OR FOR THE
                                                                          YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                           (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
  FHLB advances......................................................  $      --          $      --
  Federal funds purchased............................................         --                 --

Weighted average rate paid on:
  FHLB advances......................................................         --                 -- %
  Federal funds purchased............................................         --                 --

Maximum amount of borrowings outstanding at any month end:
  FHLB advances......................................................  $      --          $   1,000
  Federal funds purchased............................................         23              1,606

Approximate average amounts outstanding:
  FHLB advances......................................................  $      --          $     453
  Federal funds purchased............................................         22                313

Approximate weighted average rate paid on:
  FHLB advances......................................................         --%              5.37%
  Federal funds purchased............................................       6.41               6.82


COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Elizabethtown market area and elsewhere.

     The Bank's market area is a highly competitive, highly branched banking market. There are currently 11 FDIC-insured depository institutions with offices in Elizabethtown including several institutions affiliated with regional bank holding companies. Based on data compiled by the FDIC, the Bank had approximately 8.5% of the FDIC-insured deposits in Elizabethtown at June 30, 2000 (the latest date for which such data is available) ranking it sixth among FDIC-insured institutions in deposit market share. Competition in the market area for loans to small businesses and professionals, the Bank's target market, is intense, and pricing is important. Most of the Bank's competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not expect to provide or will not provide initially. Moreover, larger institutions operating in the Elizabethtown market may have access to borrowed funds at lower cost than will be available to the Bank. Deposit competition among institutions in the market area also is strong.

     The Board of Directors believes that the Bank is able to compete effectively in this market. The Board of Directors believes that the area reacts favorably to the Bank's community bank focus and emphasis on service to small and medium size businesses, individuals and professional concerns.

     Historically, Kentucky banks had only been permitted to establish branches in the county in which their main office is located. During the 2000 legislative season, however, the Kentucky statutes were amended to permit Kentucky banks to establish branches throughout the state without geographical restriction. This change in the law may allow new competitors to enter the Bank's market area. See "Supervision and Regulation."


EMPLOYEES

     At December 31, 2000, the Bank had 23 full-time equivalent employees.


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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") authorizes the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Kentucky law, a bank holding company is prohibited from acquiring control of any bank or bank holding company if the bank holding company would control more than 15% of the total deposits of all depository institutions in the Commonwealth of Kentucky unless waived by the Commissioner.

     Additionally, beginning on June 1, 1997, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The Commonwealth of Kentucky did not pass such a law during this period. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

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

     Effective with the enactment of the Gramm-Leach-Bliley ("G-L-B") Act on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become "financial holding companies" which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is (i) financial in nature;
(ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity or to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

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

     OCC regulations require national banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other national banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any national bank experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, FDIC policies required the Bank to maintain a minimum leverage ratio of 8.0% during the first three years of operation.

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

     In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991, the OCC has also adopted regulations which classify national banks by capital levels and which require the OCC to take various prompt corrective actions in the event a national bank fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions.

     BRANCHING. Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. Kentucky law historically provided that Kentucky banks could only maintain and operate branches in the counties in which their main office was located. On March 17, 2000, however, the Governor of Kentucky signed legislation that permits Kentucky banks to establish branches without geographical restriction. The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well-capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however, are required to pay an assessment to the FDIC in an amount equal to 2.12 basis points times their assessable deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

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

     TRANSACTIONS WITH AFFILIATES. A national bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a national bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a national bank is any company or entity which controls or is under common control with the national bank. In a holding company context, the parent holding company of a national bank and any companies which are controlled by such parent holding company are affiliates of the national bank. For purposes of the aggregate limit on transactions with affiliates, the term affiliate would also include any financial subsidiary of a national bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

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

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, the President signed legislation which could have a far-reaching impact on the financial services industry. The G-L-B Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act, any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the Federal Reserve Board that all of its depository institution subsidiaries are well-capitalized and well-managed. Financial holding companies may engage in any activity that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a securities or insurance underwriting affiliate. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

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

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in July 2001.

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

ITEM 2.  PROPERTIES
-------------------

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

     Due to the growth of the Bank and increases in personnel, the Bank is reaching full premises capacity at the main branch location. A related party is currently constructing a building addition onto the main branch which the Company will lease under a capital lease arrangement upon its completion which is expected to be August 2001. As a result of the addition of building and equipment under capital leases in the aggregate amount of approximately $900,000, the Company will incur monthly amortization expense of approximately $1,900, and monthly operating lease expense for land rental of approximately $700. The monthly cash flow requirement under the lease obligations, including interest expense, will be approximately $10,500 per month.

     The Bank's branch office which opened in December, 1998 has 2,771 square feet of space. The office is leased under a five-year lease with provision for five renewals of five years each. During the initial term of the lease, rental payments are $2,540 per month for the building space plus an additional $1,616 per month for the land used for the drive-through teller window.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Although the Bank from time to time is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     There is currently no trading market for the Company's common stock and the Company has not paid any dividends. Under the Stock Transfer Agreement into which each shareholder has entered, shareholders must first offer shares to the Bank's Organizers prior to any transfer for value. At December 31, 2000, there were 246,440 shares outstanding and 323 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The Company recorded its first full year of profits in the Bank's third full year of operations in 2000. Net income for the year was $602,000 compared to a loss of $125,000 for the year ended December 31, 1999. Net income for the 2000 fiscal year was helped in great measure by the lifting of the valuation allowance relating to net deferred tax assets. Also, the Bank continues to significantly increase its loan portfolio and has successfully attracted deposits from the community. Although the Company reported a loss for the year ended December 31, 1999, the Company had recorded profits for each of the last three quarters of 1999. Had the Bank not been required to charge-off all capitalized start-up costs during the first quarter of 1999, related to a change in accounting principle, it would have a shown a profit for the full year. It is management's intention to continue to grow the Bank's loan portfolio by attracting local deposits with superior service and competitive rates.

FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     GENERAL. Net income for the year ended December 31, 2000 was $601,700 ($2.46 basic earnings per share) compared to a net loss of $(125,500) ($(0.52) basic earnings per share) for the year ended December 31, 1999. Net income for the 2000 fiscal year was helped in great measure by the lifting of the valuation allowance relating to net deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, the Company determined that it was more likely than not that net deferred tax assets will be realized, and thus concluded that no valuation allowance was needed for deductible temporary differences. The lifting of the valuation allowance relating to net deferred tax assets resulted in a current income tax benefit of $186,900. The Company's results of operations for 1999 were negatively affected by a $156,800 charge related to a change in accounting principle which required the Company to immediately charge-off all remaining capitalized start-up costs. The increase in earnings also reflects the continued growth in the Bank's interest-earning assets which was partially offset by a decrease in the Bank's interest rate spread from 3.69% in 1999 to 3.40% in 2000.

     NET INTEREST INCOME. The primary component of the Bank's net income is its net interest income which is the difference between income earned on assets and interest expense paid on the deposits and borrowings used to fund them. Net interest income is determined by the spread between the yields earned on the Bank's interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income divided by average interest-earning assets, represents the Bank's net interest margin.

     For the year  ended  December  31,  2000,  net  interest  income  increased
$440,700 or 22.0% compared to the prior year. Interest income increased $1,461,300, or 36.6%, for the year ended December 31, 2000 while interest expense increased $1,020,600, or 51.3%. The increase in net interest income reflects the continued growth in interest-earning assets. Total average interest-earning assets increased by approximately $14,117,000 or 32.0% with an increase in average yield of 31 basis points while average interest-bearing liabilities increased by approximately $13,347,000 with an increase in average cost of 60 basis points. Reflecting the faster growth in interest-bearing liabilities, the Bank's net interest margin narrowed to 4.20% from 4.55%.

     During the year ended December 31, 2000, the Bank reported net interest income, before provision for credit losses, of $2,447,400. Interest income (consisting of $5,142,400 interest and fees on loans, $227,900 in interest on securities and $85,200 in interest on federal funds sold) totaled $5,455,500 while interest expense, which consisted of $2,873,100 in interest on deposits (including $892,400 on certificates of deposit over $100,000), $1,400 in interest on federal funds purchased and $133,600 in interest on capital leases totaled $3,008,100.

     During the year ended December 31, 1999, the Bank reported net interest income, before provision for credit losses, of $2,006,700. Interest income (consisting of $3,902,900 interest and fees on loans, $33,300 in interest on securities and $58,000 in interest on federal funds sold) totaled $3,994,200 while interest expense, which consisted of $1,806,700 in interest on deposits (including $555,500 on certificates of deposit over $100,000), $21,300 in interest on federal funds purchased, $24,400 in interest on Federal Home Loan Bank advances and $135,100 in interest on capital leases totaled $1,987,500.

     The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

                                                                      YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                             2000                                     1999
                                               ---------------------------------       ----------------------------------
                                                                         AVERAGE                                  AVERAGE
                                               AVERAGE                   YIELD/        AVERAGE                    YIELD/
                                               BALANCE      INTEREST      COST         BALANCE       INTEREST      COST
                                               -------      --------     -------       -------       --------     -------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Federal funds sold.......................   $  1,343     $      85     6.33%        $    1,079    $      58      5.38%
   Securities...............................      3,279           228     6.95                488           33      6.76
   Loans, net of allowances (1).............     53,603         5,142     9.59             42,541        3,903      9.17
                                               --------     ---------                  ----------    ---------
        Total interest-earning assets.......     58,225         5,455     9.37             44,108        3,994      9.06
                                                            ---------                                ---------
Non-interest-earning assets.................      4,056                                     3,100
                                               --------                                ----------
        Total assets........................   $ 62,281                                $   47,208
                                               ========                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
  Savings and NOW...........................   $  5,821     $     202     3.41%        $    4,242    $     148      3.48%
  Money market..............................      1,571            66     4.23              1,131           45      4.00
  Other time deposits.......................     41,658         2,605     6.25             29,542        1,614      5.46
FHLB advances...............................         --            --      --                 454           24      5.37
Federal funds purchased.....................         22             1     6.41                313           21      6.82
Capital lease obligations...................      1,283           134    10.43              1,326          135     10.18
                                               --------     ---------                  ----------    ---------
        Total interest-bearing
             liabilities....................     50,355         3,008     5.97             37,008        1,987      5.37
                                                            ---------                                ---------
Non-interest-bearing deposits...............      5,912                                     4,802

Other liabilities...........................        541                                       362

Stockholders' equity........................      5,473                                     5,036
                                               --------                                ----------

Total liabilities and equity................   $ 62,281                                $   47,208
                                               ========                                ==========
Net interest income.........................                $   2,447                                $   2,007
                                                            =========                                =========
Net interest spread.........................                              3.40%                                     3.69%
                                                                         =====                                    ======
Net interest margin.........................                              4.20%                                     4.55%
                                                                         =====                                    ======

---------
(1)    Includes non-accrual loans and loans held for sale.

     The following table allocates the changes in the components of the Bank's net interest income between the years ended December 31, 2000 and 1999. For each category of interest income and interest expense, changes are allocated to changes due to rate (prior year's average volume multiplied by the change in rate between periods) and changes due to volume (prior year's average rate times change in volume between periods). Changes due to changes in rate/volume (change in rate times change in volume) are allocated between change in volume and change in rate in proportion to the absolute dollar amounts of each.

                                                                 YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                               2000      VS.       1999
                                                          ----------------------------------
                                                                           CHANGE DUE TO:
                                                          INCREASE/    ---------------------
                                                          DECREASE     RATE           VOLUME
                                                          ---------    ----           ------
                                                                       (IN THOUSANDS)

Federal funds sold.....................................   $     27     $   10         $      17
Investment securities..................................        195          1               194
Loans, net of allowances...............................      1,239        178             1,061
                                                          --------     ------         ---------
     Total interest-earning assets.....................      1,461        189             1,272
                                                          --------     ------         ---------

Deposits...............................................      1,066        238               828
FHLB advances..........................................        (24)        --               (24)
Federal funds purchased................................        (20)        (7)              (13)
Capital lease obligations..............................         (1)         3                (4)
                                                          --------     ------         ---------
     Total interest-bearing liabilities................      1,021        234               787
                                                          --------     ------         ---------
      Total............................................   $    440     $  (45)        $     485
                                                          ========     ======         =========


     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 2000 was $217,600, compared to $391,600 for the year ended December 31, 1999. Net charge-offs for the year ended December 31, 2000 declined to $154,000 (0.28% of average loans) compared to $177,000 (0.41% of average loans) during the year ended December 31, 1999. The balance for the year ended December 31, 1999 included a specific charge-off of $120,000. There were no significant charge-offs requiring an additional provision during the current year, resulting in a decrease in the provision for loan losses for the year ended December 31, 2000. The Company makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At December 31, 2000, the Company's allowance for loan losses was $625,500, or 1.06%, of the gross loan portfolio.

     OTHER INCOME. Other income for the year ended December 31, 2000 was $431,400 compared to $295,800 for the year ended December 31, 1999, an increase of $135,600, or 45.8%. The Bank's other income consists primarily of service charges and fees related to loan and deposit account activity as well as the net gain on sale of loans in the secondary market. The increase in other income during the 2000 period reflects the continued growth in loans and deposits and the addition of the secondary market loan division in October, 2000.

     OTHER EXPENSES. Other expenses for the year ended December 31, 2000 were $2,246,400 compared to $1,879,600 for the year ended December 31, 1999. Other expenses include salaries and employee benefits, advertising, professional services, postage, telephone and supplies, occupancy costs, directors' fees and various other operational expenses. The increases in other expenses reflect the growth of the Bank. Salaries and employee benefits increased relative to the increase in employees at the main office and branch office from Bank growth and the addition of a secondary market mortgage loan division during 2000. Occupancy expense includes land rent expense in 2000 of approximately $62,500 related to the main office and branch land leases. The addition of the secondary market mortgage loan division also increased salaries and employee benefits expense, postage, telephone and supplies and a variety of other categories of other operating expense. The increase of data processing expenses are due primarily to increased computer services related to bank growth and the addition of internet banking services during 1999.

     INCOME TAX EXPENSE (BENEFIT). For the year ended December 31, 2000, income tax (benefit) was $(186,900) compared to no tax expense (benefit) during 1999. The tax benefit during the 2000 period related to the reversal of valuation allowances related to the Bank's net deferred tax assets. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences and established financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings and other factors, the Company determined that it is more likely than not that it will realize certain of its net deferred tax assets and reversed the corresponding valuation allowance.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND DECEMBER 31, 1999

     The Company's total assets increased by $10.5 million, or 18.8%, to $66.5 million at December 31, 2000 from $56.0 million at December 31, 1999. The Company's asset growth is primarily attributable to growth in the Bank's loan portfolio which increased by $9.8 million, or 20.3%, from $48.3 million at December 31, 1999 to $58.1 million at December 31, 2000. The Bank also increased its investment portfolio and Federal funds sold from $3.6 million at December 31, 1999 to $3.8 million at December 31, 2000 as part of the Bank's formal liquidity plan. The Bank's asset growth was funded principally through deposits which increased by $9.5 million, or 19.3%, from $49.2 million at December 31, 1999 to $58.7 million at December 31, 2000. Deposit growth has come principally through certificates of deposit which grew from $35.8 million at December 31, 1999 to $45.7 million at December 31, 2000. During 1999, the Bank also obtained funding from the Federal Home Loan Bank ("FHLB") of Cincinnati from which it secured several short-term advances throughout the year. No advances were outstanding at December 31, 2000. The increase in accrued interest receivable and other assets of approximately $400,300 was partially attributable to an increase in deferred tax assets of approximately $181,300 related to the lifting of the valuation allowance related to deferred tax assets. The remainder of the increase in accrued interest receivable and other assets was primarily attributable to the growth in the Bank's loan portfolio. The growth in deposits resulted in a corresponding increase in accrued interest payable and other liabilities of approximately $153,900.

     Management projects that the Bank will continue to meet its liquidity needs primarily through deposit growth. The Bank experienced strong growth in both interest-bearing and non-interest-bearing deposits during the year ended December 31, 2000. Management's plans to meet future liquidity needs include continued growth of the branch location and the internet banking site, which is expected to significantly enhance the Bank's ability to attract and secure deposit customers and growth of the investment portfolio. The Bank may also obtain additional advances from FHLB of Cincinnati. Short and long-term advances, secured by the Bank's qualifying residential loan portfolio are available from the FHLB, should the need arise. The Bank plans to explore other sources of funding to meet liquidity needs.

     Stockholders' equity increased $853,600, or 16.8%, to $5.9 million at December 31, 2000 from $5.1 million at December 31, 1999 primarily due to the net income during the year, a $68,500 credit to surplus for compensation accrued as the result of the vesting of stock options and by the issuance of common stock totaling $161,000 for the settlement of directors' fees in lieu of cash payments. Stockholders' equity was increased by $22,400 in unrealized gains on available-for-sale securities, net of tax benefits. As a result of the holding company reorganization, stockholders' equity account was restated to equal the Bank's stockholders' equity net of retained deficit prior to the reorganization.

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

     The following table analyzes the Bank's interest-rate sensitivity at December 31, 2000. The table categorizes the Bank's assets and liabilities by their maturity or earliest repricing opportunity. For purposes of the table, it is assumed that 52% of demand and 22% of savings deposits mature within three months with the remainder maturing within the one-to-five year period.

                                                                             OVER 1
                                                          OVER 3 TO          THROUGH          OVER
                                       0-3 MONTHS         12 MONTHS          5 YEARS        5 YEARS(1)        TOTAL
                                       ----------         ---------          -------        ----------        -----
Rate-Sensitive Assets:
   Federal funds sold.................  $     304         $     --         $      --        $     --        $     304
   Securities.........................         --               --             2,512             946            3,458
   Loans held for sale................        259               --                --              --              259
   Loans..............................      4,631            9,984            37,590           5,875           58,080
                                        ---------         --------         ---------        --------        ---------
        Total rate-sensitive assets...      5,194            9,984            40,102           6,821           62,101
                                        ---------         --------         ---------        --------        ---------
   Cash and due from banks............         --               --                --           1,575            1,575
   Fixed assets.......................         --               --                --           1,924            1,924
   Other assets.......................         --               --                --             901              901
                                        ---------         --------         ---------        --------        ---------
        Total assets..................  $   5,194         $  9,984         $  40,102        $ 11,221        $  66,501
                                        =========         ========         =========        ========        =========

Rate-Sensitive Liabilities:
  Deposits:
     Demand...........................  $   3,390         $     --         $   3,151        $     --        $   6,541
     Savings..........................        224               --               773              --            1,007
     Time.............................      9,920           19,428            15,837             488           45,673
  Other borrowings....................         --               22                95           1,143            1,260
                                        ---------         --------         ---------        --------        ---------
        Total rate-sensitive
          liabilities.................     13,544           19,450            19,856           1,631           54,481
                                        ---------         --------         ---------        --------        ---------
  Demand deposits.....................         --               --                --           5,454            5,454
  Accrued and other liabilities.......         --               --                --             632              632
  Stockholders' equity................         --               --                --           5,934            5,934
                                        ---------         --------         ---------        --------        ---------
        Total liabilities and equity..  $  13,544         $ 19,450         $  19,856        $ 13,651        $  66,501
                                        =========         ========         =========        ========        =========

GAP...................................  $  (8,350)        $ (9,466)        $  20,246        $  5,190        $   7,620
Cumulative GAP........................     (8,350)         (17,816)            2,430           7,620
Cumulative GAP as a % of
  total assets........................     (12.56)%        (26.79)%             3.65%          11.46%

-------------------------
(1) Includes non-rate-sensitive assets.

     As seen in the preceding table, for the first 365 days 60.6% of earning liabilities funding sources are estimated to reprice compared to 24.4% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to the Bank prime lending rate are different from those of short-term funding sources such as certificates of deposit.

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

     Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2000, totaled $1.9 million compared to $2.9 million at December 31, 1999. The Bank's cash flows were provided mainly by financing activities including $9.5 million from deposit increases. Operating activities provided $625,300 in cash. The Bank used these cash flows for its investing activities primarily to fund an increase in gross loans of $9.8 million.

     At December 31, 2000, the Bank had outstanding commitments to fund loans in the amount of approximately $4.2 million, including outstanding standby letters of credit of $361,200 and commitments to related parties of $1.2 million. It is anticipated that such commitments will be funded from cash on hand, federal funds purchased, FHLB borrowings, and future deposits increases.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 13.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

     Set forth below is information about the directors and executive officers and significant employees of the Company. The Board of Directors is divided into three classes. Directors serve for three-year terms with one class of directors standing for election each year. Each current director has served as a director of this Bank since its organization in 1997 and became a director of the Company upon its incorporation in 1999. Unless indicated otherwise, the positions stated for each individual are positions held in the Bank and the positions stated are positions which are currently held and which have been held for at least the past five years.

                                                                                                   CURRENT TERM
NAME                             AGE        POSITIONS WITH THE COMPANY                              TO EXPIRE
----                             ---        --------------------------                              ---------
Robert E. Robbins, M.D.          66         Chairman of the Board, Director of the Company            2002
                                            and the Bank

Lawrence P. Calvert              53         Chief Executive Officer, Director of the Company          2001
                                             and the Bank

Ronald J. Pence                  45         President, Director of the Company and the Bank           2003
Kevin D. Addington               38         Director of the Company and the Bank                      2003
Henry Lee Chitwood               55         Director of the Company and the Bank                      2003
Lois Watkins Gray                63         Director of the Company and the Bank                      2001
William R. Hawkins               43         Director of the Company and the Bank                      2001
Christopher G. Knight, M.D.      56         Director of the Company and the Bank                      2002
Allen McNutt                     57         Director of the Company and the Bank                      2002
Larry F. Witten                  46         Chief Lending Officer                                      --

     ROBERT E. ROBBINS, M.D. practices general surgery with Surgical Specialists, PSC, in Elizabethtown, Kentucky. He is active in numerous local and national medical organizations. In addition, Dr. Robbins is active in property development in the Elizabethtown area. He has also served as a past president of the Elizabethtown Lions Club and as a former First Vice President of the Elizabethtown Chamber of Commerce.

     LAWRENCE P. CALVERT has served as the Chief Executive Officer of the Bank since its opening in October 1997. Mr. Calvert has over 26 years of experience in banking in Hardin County. Most recently, Mr. Calvert served as the Chief Executive Officer of The Cecilian Bank, a $100 million asset bank with five locations in Hardin County. Mr. Calvert joined The Cecilian Bank in 1973 and left that bank in January of 1997 in order to help organize the Bank. Mr. Calvert has various other business interests in Hardin County and is serving as a director of the Elizabethtown Chamber of Commerce.

     RONALD J. PENCE has served as the President of the Bank since it opened for business in October 1997. He has over 21 years of banking experience in Hardin County, serving most recently as the Chief Financial Officer of The Cecilian Bank which he joined in 1978 and left in 1997 to assist in the formation of the Bank. Mr. Pence has numerous business interests in Hardin County and is active in civic affairs. He currently serves as a director of the Rotary International.

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

     ALLEN MCNUTT is the owner and operator of McNutt Construction Company, a general construction firm engaged in commercial and industrial renovation and new construction. Mr. McNutt has been engaged in construction and construction contracting in Hardin County for nearly 30 years. Mr. McNutt's other business interests include part ownership of the Hardin County Independent newspaper and local real estate investments. Mr. McNutt is also active in various local civic organizations and professional groups.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and the Bank and by each executive officer whose salary and bonus earned in fiscal year 2000 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries (the "Named Executive Officers").

                                                                                LONG-TERM
                                                                              COMPENSATION AWARDS
                                         ANNUAL COMPENSATION               --------------------------
                                  ------------------------------------     RESTRICTED        SECURITIES
    NAME AND                                              OTHER ANNUAL       STOCK           UNDERLYING        ALL OTHER
PRINCIPAL POSITION       YEAR     SALARY    BONUS         COMPENSATION      AWARD(S)          OPTIONS        COMPENSATION
------------------       ----     ------    -----         ------------      --------          -------        ------------

Lawrence P. Calvert      2000    $ 115,000  $   --      $      --              --            4,500            $   7,003 (1)
Chief Executive Officer  1999      115,000      --             --              --               --               10,695
                         1998      115,000      --             --              --               --                9,695

Ronald J. Pence          2000    $ 115,000  $   --      $      --              --            4,500            $   6,616 (2)
President                1999      115,000      --             --              --               --                9,593
                         1998      115,000      --             --              --               --                8,535

------------
(1) Mr. Calvert's "Other Compensation" consisted of $803 in paid term life insurance premiums and $6,200 in deferred director fees for 2000.
(2) Mr. Pence's "Other Compensation" consisted of $416 in paid term life insurance premiums and $6,200 in deferred director fees for 2000.


     OPTION GRANTS IN LAST FISCAL YEAR. The following table contains information concerning the grants of stock options to the Named Executive Officers.

                                NUMBER OF              % OF TOTAL
                               SECURITIES                OPTIONS
                               UNDERLYING              GRANTED TO
                                 OPTIONS              EMPLOYEES IN         EXERCISE           EXPIRATION
NAME                            GRANTED (1)            FISCAL YEAR           PRICE               DATE
----                            -----------            -----------           -----               ----

Lawrence P. Calvert               4,500                  28.13%             $25.00             02/16/10
Ronald J. Pence                   4,500                  28.13%             $25.00             02/16/10

--------
(1) All options were granted under the 2000 Stock Option and Incentive Plan. One-third of the options vested immediately. The remaining options vest over two years upon achievement of corporate performance goals.

     OPTION YEAR-END VALUE TABLE. The following table sets forth information concerning the value of options held by the Named Executive Officers at the end of fiscal year 2000. No options were exercised during fiscal year 2000. Options are considered in-the-money if the fair market value of the underlying securities exceeds the exercise price. Neither Mr. Calvert's nor Mr. Pence's options were in-the-money at December 31, 2000.

                                          NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                           OPTIONS AT YEAR-END                AT YEAR-END
                                    ------------------------------     ------------------------------
NAME                                EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                                -----------      -------------     -----------      -------------
Lawrence P. Calvert                   7,500            3,000             $   --           $   --
Ronald J. Pence                       7,500            3,000                 --               --

DIRECTOR COMPENSATION

     Directors do not receive separate compensation for their services on the Company's Board of Directors. Directors of the Bank are paid a retainer of $500 a month for each month in which there is only one board meeting and $700 per month for any month in which there is more than one meeting. Directors do not receive any additional fees for committee meetings.

     Under the Kentucky National Bancorp, Inc. Director Fee Deferral Plan (the "Director Plan"), directors may elect to receive shares of Common Stock in lieu of cash fees for their service. In order to participate in the Director Plan, directors must agree to defer receipt of all or a portion of their Board fees and will be entitled to receive shares of Common Stock with a fair market value equal to the fees deferred. Shares are distributed annually as soon as practicable after the calendar year for which shares have been earned. Upon shareholder approval of the Director Plan, each director received 644 shares for all director fees that had been deferred through December 31, 1999. Each director has elected to participate in the Director Plan and is eligible to receive 248 shares of Common Stock for fees deferred during 2000.

     Pursuant to the Kentucky National Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Option Plan"), each non-employee director received options to acquire 1,000 shares of Common Stock at an exercise price of $25.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information regarding all persons known to the Company to have beneficially owned more than 5% of the Company's Common Stock as of December 31, 2000.

                                                                               PERCENT OF SHARES
NAME AND ADDRESS                               AMOUNT AND NATURE OF            OF COMMON STOCK
OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP(1)           OUTSTANDING (2)
-------------------                           -----------------------          -----------------

Robert E. Robbins                                   14,217 (3)                       5.76%
P.O. Box 2089
Elizabethtown, Kentucky  42701

Lawrence P. Calvert                                 14,585 (4)                       5.74%
1000 North Dixie Avenue
Elizabethtown, Kentucky  42701

Ronald J. Pence                                     20,584 (4)                      8.11%
1000 North Dixie Avenue
Elizabethtown, Kentucky  42701

Kevin D. Addington                                  13,418 (3)                      5.44%
701 W. Park Road
Elizabethtown, Kentucky  42701

Christopher G. Knight                               13,417 (3)                      5.44%
1109 Woodland Drive
Elizabethtown, Kentucky  42701

Larry F. Witten                                     14,960 (5)                      5.83%
1000 North Dixie Avenue
Elizabethtown, Kentucky  42701

Allen McNutt                                        13,417 (3)                      5.44%
109 Gaither Station Road
Elizabethtown, Kentucky  42701




-----------
(1) For purposes of this table, a person is deemed to be the beneficial owner of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from December 31, 2000. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named persons exercise sole voting and investment power over the shares of the Common Stock.
(2) In calculating the percentage ownership of an individual or group, the number of shares outstanding is deemed to include any shares which the individual or group may acquire through the exercise of options within 60 days of December 31, 2000.
(3) Includes 333 shares which he has the right to acquire pursuant to the exercise of options.
(4) Includes 7,500 shares which Mr. Pence and Mr. Calvert have the right to acquire pursuant to the exercise of options.
(5) Includes 5,500 shares which Mr. Witten has the right to acquire pursuant to the exercise of options.


     (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table provides information as of December 31, 2000 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

                                                            Beneficial Ownership (1)
                                                    -----------------------------------------------
                                                     Number                        Percentage of
Name                                                of Shares                  Shares Outstanding(2)
----                                                ----------                 ---------------------
Robert E. Robbins, M.D.                               14,217 (3)                         5.76%
Lawrence P. Calvert                                   14,585 (4)                         5.74%
Ronald J. Pence                                       20,584 (4)                         8.11%
Kevin D. Addington                                    13,418 (3)                         5.44%
Henry Lee Chitwood                                     7,417 (3)                         3.01%
Lois Watkins Gray                                      4,417 (3)                         1.79%
William R. Hawkins                                     7,411 (3)                         3.01%
Christopher G. Knight, M.D.                           13,417 (3)                         5.44%
Allen McNutt                                          13,417 (3)                         5.44%

All directors and executive
  officers as a group (10 persons)                   123,579 (5)                        45.89%

-----------
1 For definition of beneficial ownership, see footnote 1 to the table in Item 11(a) of this Annual Report on Form 10-KSB.
2 In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of December 31, 2000 held by that individual or group.
3 Includes 333 shares which the individual has the right to acquire pursuant to the exercise of options.
4 Includes 7,500 shares which he has the right to acquire pursuant to the exercise of options.
5 Includes 22,831 shares which directors and executive officers have the right to acquire pursuant to the exercise of options.


     (c) CHANGES IN CONTROL. Not applicable.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     From time to time, it is expected that the Bank will engage in banking transactions with its directors, officers and their associates in the ordinary course of business. At December 31, 2000, $569,800 of loans were outstanding. Loans to directors and executive officers will only be made in the ordinary course of business of the Bank and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and will not involve more than the normal risk of collectibility or present other unfavorable features.

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

     Kentucky National Properties, L.L.C. is constructing an addition to the Bank's main office which is expected to be completed in August 2001. It is anticipated that the Bank will lease these premises under a capital lease in an aggregate amount of $900,000 and incur monthly amortization expense of approximately $1,900, and monthly operating lease expense for land rental of approximately $700. The monthly cash flow requirement under the lease obligations, including interest expense, will be approximately $10,500 per month.


                                     PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a)  Exhibits List. The following exhibits are either filed as part of this
          -------------
          Annual Report on Form 10-KSB or incorporated herein by reference:

          NO.                        DESCRIPTION
          --                         -----------

          3.1      Articles of Incorporation                                  *
          3.2      Bylaws                                                     *
          4        Form of Common Stock Certificate                           *
          10.1     Restrictive Stock Transfer Agreement                       *
          10.2     Organizational Stock Option and Incentive Plan +          **
          10.3     Lease Agreement Between Kentucky National
                      Properties, L.L.C.and Kentucky National Bank            *
          10.4     Kentucky National Bancorp, Inc. 2000 Stock Option
                      and Incentive Plan +                                  ***
          10.5     Kentucky National Bancorp, Inc. Director Fee
                       Deferral Plan  +                                     ***
          21       Subsidiaries of the Registrant
          23       Consent of EKW & Associates, llp

-------------
* Incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-72371).
** Incorporated by reference from Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-72371).
*** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-41676).
+    Management or compensatory plan required to be filed as an exhibit.


     (b)  Reports on Form 8-K. No current  reports on Form 8-K were filed during
          -------------------
          the last quarter of the fiscal year covered by this report.

                         KENTUCKY NATIONAL BANCORP, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                            Page



Independent Auditor's Report                                                F-1

Consolidated Statements of Condition                                        F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Changes in
     Stockholders' Equity                                                   F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-8

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Kentucky National Bancorp, Inc.
Elizabethtown, Kentucky


We have audited the accompanying consolidated statements of condition of Kentucky National Bancorp, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kentucky National Bancorp, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ EKW & Associates, llp


Owensboro, Kentucky
February 2, 2001

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION

                           DECEMBER 31, 2000 AND 1999

                                                                                    DECEMBER 31
                                                                          -----------------------------------
                                                                              2000                    1999
                                                                          -----------             -----------

                               ASSETS

Cash and due from banks                                                   $ 1,574,759             $ 1,594,188
Federal funds sold                                                            304,000               1,331,000
Investment securities:
  Securities available-for-sale                                             3,305,870               2,152,985
  Securities held-to-maturity, at fair value                                  152,300                 180,000
Loans held for sale                                                           258,535                    -
Loans, net                                                                 58,079,886              48,330,667
Premises and equipment                                                      1,924,511               1,980,301
Accrued interest receivable and other assets                                  901,432                 501,106
                                                                          -----------             -----------

     Total assets                                                         $66,501,293             $56,070,247
                                                                          ===========             ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $58,675,405             $49,206,413
  Obligations under capital leases                                          1,260,482               1,305,929
  Accrued interest payable and other
    liabilities                                                               631,713                 477,767
                                                                          -----------             -----------

     Total liabilities                                                     60,567,600              50,990,109
                                                                          -----------             -----------

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                  -                       -
  Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 246,440 and 240,000 shares
    at December 31, 2000 and 1999,                                              2,464                   2,400
    respectively
  Surplus                                                                   5,441,528               5,212,125
  Retained earnings (deficit)                                                 476,241                (125,467)
  Accumulated other comprehensive
    income (loss)                                                              13,460                  (8,920)
                                                                          -----------             -----------

     Total stockholders' equity                                             5,933,693               5,080,138

Commitments and contingent liabilities                                           -                       -
                                                                          -----------             -----------

     Total liabilities and stockholders'
       equity                                                             $66,501,293             $56,070,247
                                                                          ===========             ===========


                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                      DECEMBER 31
                                                                          -----------------------------------
                                                                              2000                    1999
                                                                          -----------             -----------
Interest income:
  Loans, including fees                                                   $ 5,142,388             $ 3,902,900
  Securities                                                                  227,947                  33,298
  Federal funds sold                                                           85,144                  57,987
                                                                          -----------             -----------

     Total interest income                                                  5,455,479               3,994,185
                                                                          -----------             -----------

Interest expense:
  Deposit accounts                                                          1,980,629               1,251,173
  Certificates of deposit over $100,000                                       892,417                 555,491
  Federal funds purchased                                                       1,425                  21,346
  Federal Home Loan Bank advances                                                -                     24,366
  Capital leases                                                              133,639                 135,129
                                                                          -----------             -----------

     Total interest expense                                                 3,008,110               1,987,505
                                                                          -----------             -----------

     Net interest income                                                    2,447,369               2,006,680

Provision for loan losses                                                     217,572                 391,602
                                                                          -----------             -----------

     Net interest income after provision
       for loan losses                                                      2,229,797               1,615,078
                                                                          -----------             -----------

Other income:
  Service charges and fees                                                    368,387                 263,325
  Credit life and accident insurance                                           49,678                  32,481
  Net gain on sale of loans                                                    13,307                    -
                                                                          -----------             -----------

                                                                              431,372                 295,806
                                                                          -----------             -----------
Other expenses:
  Salaries and employee benefits                                            1,043,663                 788,598
  Net occupancy expense                                                       151,245                 132,485
  Advertising                                                                 117,224                 114,118
  Data processing                                                             213,385                 157,959
  Postage, telephone and supplies                                             112,666                 100,848
  Directors fees                                                               45,918                  68,985
  Bank franchise tax                                                           68,476                  77,747
  Equipment expense                                                            89,907                  68,288
  Insurance expense                                                             7,776                   5,261
  Professional services                                                       210,916                 213,662
  Other operating expenses                                                    185,211                 151,631
                                                                          -----------             -----------

                                                                            2,246,387               1,879,582
                                                                          -----------             -----------

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                     DECEMBER 31
                                                                          -----------------------------------
                                                                              2000                    1999
                                                                          -----------             -----------
Income before income taxes and cumulative
  effect of accounting change                                             $   414,782             $    31,302
Income tax (benefit) expense                                                 (186,926)                   -
                                                                          -----------             -----------

Net income before cumulative effect of
  accounting change                                                           601,708                  31,302
Cumulative effect of accounting change                                           -                   (156,769)
                                                                          -----------             -----------

Net income (loss)                                                         $   601,708             $  (125,467)
                                                                          ===========             ===========

Earnings (loss) per share:
  Basic                                                                   $      2.46             $      (.52)
                                                                          ===========             ===========
  Diluted                                                                 $      2.43                    N/A
                                                                          ===========             ===========


                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                      Accumu-
                                                                                      lated
                                                                                      Other
                                                                                      Compre-         Compre-
                                  Common Stock                                        hensive         hensive
                           -----------------------                     Retained       Income         Income
                            Shares         Amount      Surplus          Deficit       (Loss)         (Loss)             Total
                           --------      ---------   -----------      ----------   -----------    ------------     --------------
Balance,
 December 31, 1998         240,000      $ 240,000    $ 5,762,966      $(807,279)   $       -                       $ 5,195,687

Elimination of
 subsidiary bal-
 ances upon cor-
 porate reorgani-
 zation                   (240,000)      (240,000)    (5,762,966)       807,279            -                        (5,195,687)

Issuance of Ken-
 tucky National
 Bancorp, Inc.
 common stock
 upon corporate
 reorganization            240,000          2,400      5,193,287            -              -                         5,195,687

Incentive stock
 option plan                   -              -           18,838            -              -                            18,838

Net loss                       -              -              -         (125,467)           -      $  (125,467)        (125,467)

Other comprehensive
 income, net of tax:

  Unrealized gains
  (losses) on
  securities avai-
  lable-for-sale
  net of reclassi-
  fication adjust-
  ment                         -              -              -              -           (8,920)        (8,920)          (8,920)
                          --------     ----------    -----------    -----------    -----------      ---------      -----------
Comprehensive
 income                                                                                             $(134,387)
                                                                                                    =========

Balance,
 December 31, 1999         240,000          2,400      5,212,125       (125,467)        (8,920)                      5,080,138

Incentive stock
  option plan                  -              -           68,467            -              -                            68,467

Issuance of stock            6,440             64        160,936            -              -                           161,000

Net income                     -              -              -          601,708            -      $   601,708          601,708

Other comprehen-sive
 income, net of tax:

  Unrealized gains
  (losses) on
  securities avai-
  lable-for-sale
  net of reclassi-
  fication adjust-
  ment                         -              -              -              -           22,380         22,380           22,380
                          --------     ----------    -----------    -----------    -----------    -----------      -----------
Comprehensive
 income                                                                                           $   624,088
                                                                                                  ===========

Balance,
 December 31, 2000         246,440     $    2,464    $ 5,441,528    $   476,241    $    13,460                     $ 5,933,693
                          ========     ==========    ===========    ===========    ===========                     ===========


                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                     DECEMBER 31,
                                                                             2000                    1999
                                                                          -----------             -----------
Cash flows from operating activities:
  Net income (loss)                                                       $   601,708             $  (125,467)
  Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
    Provisions for loan losses                                                217,572                 391,602
    Provision for depreciation                                                110,582                 101,217
    Federal Home Loan Bank Stock dividend                                     (17,600)                (11,200)
    Incentive stock option compensation                                        68,467                  18,838
    Deferred tax                                                             (192,835)                   -
    Cumulative effect of accounting change                                       -                    156,769
    Net change in:
      Loans held for sale                                                    (258,535)                   -
      Accrued interest receivable and other
        assets                                                               (219,020)               (160,569)
      Accrued interest payable and other
        liabilities                                                           314,946                 153,276
                                                                          -----------             -----------

          Net cash provided by operating
            activities                                                        625,285                 524,466
                                                                          -----------             -----------

Cash flows from investing activities:
  Purchase of available-for-sale securities                                (1,101,376)             (2,058,400)
  Redemption of Federal Reserve stock                                          27,700                    -
  Net increase in loans                                                    (9,966,791)            (14,521,685)
  Purchases of premises and equipment                                         (54,792)               (147,895)
                                                                          -----------             -----------

          Net cash used in investing
            activities                                                    (11,095,259)            (16,727,980)
                                                                          -----------             -----------

Cash flows from financing activities:
  Net increase in deposits                                                  9,468,992              18,694,171
  Payments on capital lease obligations                                       (45,447)                (43,267)
  Net decrease in federal funds purchased                                        -                   (447,000)
  Federal Home Loan Bank advances                                                -                  2,000,000
  Payments on advances from Federal Home
    Loan Bank                                                                    -                 (2,000,000)
                                                                          -----------             -----------

Net cash provided by financing activities                                   9,423,545              18,203,904
                                                                          -----------             -----------

Net increase (decrease) in cash and cash
  equivalents                                                              (1,046,429)              2,000,390

Cash and cash equivalents, beginning of year                                2,925,188                 924,798
                                                                          -----------             -----------

Cash and cash equivalents, end of year                                    $ 1,878,759             $ 2,925,188
                                                                          ===========             ===========


                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                          DECEMBER 31,
                                                                              2000                   1999
                                                                          ------------            -----------
Supplemental disclosures:
  Cash paid for interest                                                  $ 3,604,213             $ 1,940,700
                                                                          ===========             ===========

  Federal Home Loan Bank Stock dividend
    received                                                              $    17,600             $    11,200
                                                                          ===========             ===========
  Total increase (decrease) in unrealized
    gain on securities available-for-sale                                 $    33,909             $   (13,515)
                                                                          ===========             ===========

NONCASH TRANSACTIONS:

During the year ended December 31, 2000, the Company issued 6,440 shares of common stock in lieu of cash payment for accrued directors' and counsel's fees from inception through December 31, 1999 in the amount of $161,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

The Bank recorded assets and obligations for bank equipment and buildings under capital leases in the aggregate amount of $1,389,902 for the year ended December 31, 1999.





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

          The consolidated financial statements include the accounts of Kentucky National Bancorp, Inc. and its subsidiary, Kentucky National Bank, for the years ended December 31, 2000 and 1999. All material intercompany balances and transactions have been eliminated in consolidation.

     B.   BUSINESS

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

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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

     E.   LOANS HELD-FOR-SALE

          Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

     F.   LOANS

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

     G.   ALLOWANCE FOR CREDIT LOSSES

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

     H.   PREMISES AND EQUIPMENT

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

     J.   INCOME TAXES

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

     K.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

          MORTGAGE  LOANS   HELD-FOR-SALE   -  Fair  values  of  mortgage  loans
          held-for-sale are based on commitments on hand from investors or prevailing market prices.

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

          DEPOSITS - The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     K.   FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

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

          OTHER LIABILITIES - Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

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

     0.   RECLASSIFICATIONS

          Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT SECURITIES

     A comparison of the amortized cost and fair values of investment securities and the gross unrealized gains and losses at December 31, 2000 and 1999 is as follows:

                                                                                 2000
                                                   ---------------------------------------------------------------
                                                                              UNREALIZED
                                                    AMORTIZED        ------------------------------      FAIR
                                                     COSTS            GAINS            LOSSES            VALUE
                                                   ----------        --------         --------         ----------
       Available-for-sale:
        U.S. Treasury and Federal
         Agencies                                  $2,999,576        $ 20,549         $   (155)        $3,019,970
        Federal Home Loan Bank stock                  285,900            -                -               285,900
                                                   ----------        --------         --------         ----------

                                                   $3,285,476        $ 20,549         $   (155)        $3,305,870
                                                   ==========        ========         ========         ==========

       Held-to-maturity:
        Federal Reserve stock                      $  152,300        $   -            $   -            $  152,300
                                                   ==========        ========         ========         ==========
                                                                                 1999
                                                   ---------------------------------------------------------------
                                                                              UNREALIZED
                                                    AMORTIZED        ------------------------------      FAIR
                                                     COSTS            GAINS            LOSSES            VALUE
                                                   ----------        --------         --------         ----------
       Available-for-sale:
        U.S. Treasury and Federal
         Agencies                                  $2,000,000        $   -            $(13,515)        $1,986,485
        Federal Home Loan Bank stock                  166,500            -                -               166,500
                                                   ----------        --------         --------         ----------

                                                   $2,166,500        $   -            $(13,515)        $2,152,985
                                                   ==========        ========         ========         ==========
       Held-to-maturity:
        Federal Reserve stock                      $  180,000        $   -            $   -            $  180,000
                                                   ==========        ========         ========         ==========

     A summary of investment securities at December 31, 2000 based on contractual maturities is presented in the table below. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            AMORTIZED                FAIR
                                                                              COST                   VALUE
                                                                           -----------            -----------
       Available-for sale:
         Due after one year through five years                             $ 2,499,576            $ 2,511,875
         Due after five years through ten years                                500,000                508,095
                                                                           -----------            -----------

                                                                             2,999,576              3,019,970
            Federal Home Loan Bank stock                                       285,900                285,900
                                                                           -----------            -----------

                                                                           $ 3,285,476            $ 3,305,870
                                                                           ===========            ===========
       Held-to-maturity:
         Federal Reserve stock                                             $   152,300            $   152,300
                                                                           ===========            ===========

     During 2000, the Bank redeemed Federal Reserve stock of $27,700 due to a decrease in the amount of stock required to be held. There were no other sales, maturities or transfers of securities during 2000 or 1999. There were no securities pledged to secure public deposits at December 31, 2000 or 1999.


                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LOANS

     The composition of loans at December 31, 2000 and 1999 are as follows:

                                                                               2000                          1999
                                                                           -----------                   ------------
              Commercial and industrial                                    $ 5,614,756                   $ 4,683,574
              Real estate - mortgage                                        38,401,240                    31,078,761
              Real estate - construction                                     4,386,658                     3,506,579
              Agricultural                                                   1,595,434                     1,800,706
              Consumer                                                       8,748,586                     7,891,829
              Other                                                            125,584                        68,686
                                                                           -----------                   -----------

                                                                            58,872,258                    49,030,135
              Less:
                Allowance for loan losses                                      625,556                       561,944
                Unearned income                                                166,816                       137,524
                                                                           -----------                   -----------

                                                                           $58,079,886                   $48,330,667
                                                                           ===========                   ===========

     At December 31, 2000, the Bank had no loans that were specifically classified as impaired. Impairment of loans having recorded investments of approximately $9,100 at December 31, 1999 was recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 1999 was $10,800. The total allowance for loan losses related to these loans was $0. There was no interest income on impaired loans recognized for cash payments received in 1999.

     An analysis of the changes in the allowance for loan losses is as follows:

                                                                               2000                    1999
                                                                           -----------             -----------
              Balance, beginning of period                                 $   561,944             $   347,000
              Loans charged off                                               (188,841)               (179,358)
              Loan recoveries                                                   34,881                   2,700
              Provision for loan losses                                        217,572                 391,602
                                                                           -----------             -----------

              Balance, end of period                                       $   625,556             $   561,944
                                                                           ===========             ===========

     Loans to executive officers and directors amounted to approximately $569,800 and $236,100 at December 31, 2000 and 1999, respectively.

4.   PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 2000 and 1999 is as follows:

                                                                               2000                    1999
                                                                           -----------             -----------
              Bank premises                                                $   384,593             $   384,593
              Furniture and equipment                                          418,605                 363,813
              Leaseholds                                                     1,389,902               1,389,902
                                                                           -----------             -----------

                                                                             2,193,100               2,138,308
              Less accumulated depreciation                                    268,589                 158,007
                                                                           -----------             -----------

                                                                           $ 1,924,511             $ 1,980,301
                                                                           ===========             ===========

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DEPOSITS

     The composition of deposits at December 31, 2000 and 1999 is summarized as follows:

                                                                              2000                            1999
                                                                           -----------                     ------------
              Non-interest bearing demand                                  $ 5,453,667                     $ 5,615,796
              Interest bearing demand                                        6,541,172                       6,857,130
              Savings                                                        1,007,109                         922,629
              Certificates of deposit over
                $100,000                                                    15,446,356                      13,759,569
              Other interest bearing deposits                               30,227,101                      22,051,289
                                                                           -----------                     ------------

                                                                           $58,675,405                     $49,206,413
                                                                           ===========                     ============

     At December 31, 2000, scheduled maturities of certificates of deposit including IRA's are as follows:

                  2001                                   $29,347,757
                  2002                                    15,837,250
                  2003                                        88,450
                  2004                                       400,000
                                                         -----------

                                                         $45,673,457
                                                         ===========

     The Bank held deposits of approximately $2,402,700 and $2,397,800 for related parties at December 31, 2000 and 1999, respectively.

6.   CAPITAL LEASES

     The Bank has entered into a long-term capital lease agreement for substantially all bank equipment and furniture. The lease, which commenced on February 1, 1998, extends for a five year period expiring 2003. The Bank has also entered into an agreement to lease a branch building and land commencing on May 11, 1998, and extending for an initial five year period with five successive five year renewal terms expiring in 2028. In addition, the Bank has entered into an agreement with a related party for lease of the bank building and land. This lease commenced on March 1, 1998 and extends for an initial period of ten years with four successive ten year renewal terms expiring in 2048. The building components of these leases are classified as capital leases. The land components are classified as operating leases. At December 31, 2000 the future minimum lease payments under the capital leases were as follows:

                  For the year ending:
                  2001                                     $   178,396
                  2002                                         178,396
                  2003                                         132,361
                  2004                                         132,361
                  2005                                         132,361
                  Thereafter                                 4,995,313
                                                           -----------

                  Total minimum lease payments               5,749,188
                  Less amounts representing interest         4,488,706
                                                           -----------

                  Present value of net minimum
                    lease payments                         $ 1,260,482
                                                           ===========

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   CAPITAL LEASES, CONTINUED

     Future minimum annual rental commitments under the noncancelable operating lease for land is as follows:

               For the year ending:
                        2001                               $    61,511
                        2002                                    61,511
                        2003                                    61,511
                        2004                                    61,511
                        2005                                    61,511
                        Thereafter                           2,220,698
                                                           -----------

               Total minimum annual rental
                 commitments                               $ 2,528,253
                                                           ===========

     Rental  expense  under  long-term   noncancellable   operating  leases  was
     approximately $62,500 and $60,700 for the years ended December 31, 2000 and 1999, respectively.

7.   SHORT-TERM BORROWINGS

     Federal funds purchased generally mature within one to four days from the transaction date.

8.   FEDERAL HOME LOAN BANK ADVANCES

     During 1999 the Bank entered into a blanket agreement for advances from the Federal Home Loan Bank (FHLB). The Bank has no outstanding advances from FHLB at December 31, 2000 and 1999. Mortgage loans with a balance of approximately $27,709,700 and $23,531,300 at December 31, 2000 and 1999,
     respectively, and all FHLB stock are pledged to the FHLB as collateral in the event that the Bank requires future advances.

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

     At December 31, 2000 and 1999, the Bank held securities classified as available-for-sale, which have net unrealized gains (losses) of $20,394 and $(13,515), respectively. The before and after tax amount and tax expense (benefit) of this component of comprehensive income for the years ended December 31, 2000 and 1999 is summarized below:


                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMPREHENSIVE INCOME, CONTINUED

                                                                                   TAX
                                                               BEFORE            (BENEFIT)            AFTER
                                                                TAX               EXPENSE              TAX
                                                              --------            --------           --------
       2000
         Unrealized holding gains                             $ 33,909            $ 11,529           $ 22,380
         Reclassification adjustment
          for gains included in net
          income                                                  -                   -                  -
                                                              --------            --------           --------

                                                              $ 33,909            $ 11,529           $ 22,380
                                                              ========            ========           ========

       1999
         Unrealized holding losses                            $(13,515)           $ (4,595)          $ (8,920)
         Reclassification adjustment
          for gains included in net
          income                                                  -                   -                  -
                                                              --------            --------           --------

                                                              $(13,515)           $ (4,595)          $ (8,920)
                                                              ========            ========           ========

10.  INCOME TAXES

     The Company and the Bank file a consolidated income tax return. The Bank is charged or credited the amount equal to the income tax that would have been applicable on a separate return basis.

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the years ended December 31, 2000 and 1999 were as follows:

                                               2000                 1999
                                           -----------             --------

             Current                       $     5,909             $   -
             Deferred                         (192,835)                -
                                           -----------             --------

                                           $  (186,926)            $   -
                                           ===========             ========

     Deferred income tax assets net of deferred tax liabilities were approximately $185,900 and $4,600 at December 31, 2000 and 1999, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At December 31, 2000 and 1999, deferred tax assets and liabilities are composed of the following:

                                                            2000                    1999
                                                        -----------             ------------
             Deferred tax assets:
               Allowance for loan losses                $   156,900             $   143,200
               Net operating losses                            -                    109,000
               Startup costs                                 35,500                  54,100
               Organization costs                            25,100                  39,200
               Stock options                                 38,900                  15,600
               Available-for-sale securities                   -                      4,600
                                                        -----------             -----------

                                                            256,400                 365,700
                                                        -----------             -----------

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES, CONTINUED

                                                                             2000                    1999
                                                                         -----------             -----------
             Deferred tax liabilities:
               Federal Home Loan Bank stock                              $    (9,800)            $    (3,800)
               Accumulated depreciation                                      (53,800)                (34,100)
               Available-for-sale securities                                  (6,900)                   -
                                                                         -----------             -----------

                                                                             (70,500)                (37,900)
                                                                         -----------             -----------

                                                                             185,900                 327,800
             Less valuation allowance                                           -                   (323,200)
                                                                         -----------              -----------

             Net deferred tax asset                                      $   185,900             $     4,600
                                                                         ===========             ===========

     During 2000, the valuation allowance in place for deferred income taxes was eliminated based on the expectation of future taxable income being sufficient to realize deferred tax assets. Eliminating the deferred valuation allowance resulted in a deferred tax benefit of $244,300.

     During the year ended December 31, 2000, the Company used approximately $320,000 in tax loss carryforwards to offset taxable income.

     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                             2000                  1999
                                                                         -----------             --------
             U.S. federal income tax                                     $   141,000             $   -
             Changes from statutory tax:
               Deferred tax valuation adjustment                            (323,200)                -
               Other, net                                                     (4,726)                -
                                                                         -----------             --------

             Net deferred tax asset                                      $  (186,926)            $   -
                                                                         ===========             ========

11.  EARNINGS PER SHARE

     Earnings (loss) per share has been determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings
     (loss) per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the year ended December 31, 2000 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method. Diluted earnings per share does not include the effect of outstanding options to purchase 40,000 and 16,000 shares of common stock in 2000 and 1999, respectively as their effect is antidilutive.

     The following data shows the amounts used in computing earnings (loss) per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at December 31, 2000 and 1999.

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  EARNINGS PER SHARE, CONTINUED

                                                                             2000                    1999
                                                                         -----------             -----------
             Income available to common stock-
               holders use in basic and diluted
               EPS                                                       $   601,708             $  (125,467)
                                                                         ===========             ===========

             Weighted average number of common
               shares used in basic EPS                                  $   244,293             $   240,000
                                                                         ===========             ===========

             Effect of dilutive securities:
               Stock-based compensation plan                             $     2,919                   N/A
                                                                         ===========             ===========

             Weighted number of common shares
               and dilutive potential common
               stock used in diluted EPS                                 $   247,212                   N/A
                                                                         ===========             ===========

12.  REGULATORY MATTERS

     Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year, in an amount in excess of the sum of net income of that year and retained earnings net of dividends and required transfers of the preceding two years. At December 31, 2000, there were no retained earnings available for the payment of dividends without approval by bank regulatory authorities.

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

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Bank met all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

     To be categorized as well capitalized, the Bank must maintain minimum total risk-based Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category.

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  REGULATORY MATTERS, CONTINUED

     The Bank's actual capital amounts and ratios are also presented in the table as of December 31, 2000 and 1999.

                                                                         FOR CAPITAL                 FOR WELL
                                                                          ADEQUACY                  CAPTIALIZED
                                                  ACTUAL                  PURPOSES                   PURPOSES
                                          ----------------------    ----------------------     ----------------------
                                           AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT       RATIO
                                          ---------    ---------    ---------     --------     ---------    ---------
       DECEMBER 31, 2000:
       Total capital to
        risk weighted assets                $6,463       13.76%       $3,758        8.00%        $4,697       10.00%

       Tier I capital to risk
        weighted assets                      5,875       12.51%        1,879        4.00%         2,818        6.00%

       Tier I capital to
        average assets                       5,875        8.89%        1,983        3.00%         3,304        5.00%

       DECEMBER 31, 1999:
       Total capital to
        risk weighted assets                $5,568       14.15%       $3,148        8.00%        $3,935       10.00%

       Tier I capital to risk
        weighted assets                      5,075       12.90%        1,547        4.00%         2,361        6.00%

       Tier I capital to
        average assets                       5,075        9.34%        16.30        3.00%         2,717        5.00%


13.  STOCK OPTION PLANS

     Under a plan effective at inception, the Company granted performance based options to purchase 16,000 shares of stock to key employees with no additional options available under the plan. Under a new plan approved by stockholders on April 25, 2000, the Company granted performance based options to purchase 24,000 shares of stock to key employees, service providers and consultants, with 6,000 additional options available to be granted under the plan. The options to purchase shares expires 10 years from the date of the grant. Options vest over a period range from 1997 to 2002 upon achievement of performance or production incentives. Compensation accrued under the plans at December 31, 2000 and 1999 was approximately $68,500 and $18,800, respectively.

     A summary of the options outstanding during 2000 and 1999 are as follows:

                                                                  2000                               1999
                                                     -------------------------------    -------------------------------
                                                                        WEIGHTED                           WEIGHTED
                                                       NUMBER           AVERAGE            NUMBER           AVERAGE
                                                         OF             EXERCISE             OF            EXERCISE
                                                       OPTIONS           PRICE            OPTIONS            PRICE
                                                     ------------    ---------------    -------------    --------------

       Issued at inception                            40,000         $ 25.00             16,000          $ 25.00

       Granted during year                              -                                  -

       Exercised during year                            -                                  -
                                                     -------                            -------
       Outstanding at year end                        40,000         $ 25.00             16,000          $ 25.00
                                                     =======                            =======




                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK OPTION PLANS, CONTINUED

                                                                  2000                               1999
                                                     -------------------------------    -------------------------------
                                                                        WEIGHTED                           WEIGHTED
                                                       NUMBER           AVERAGE            NUMBER           AVERAGE
                                                         OF             EXERCISE             OF            EXERCISE
                                                       OPTIONS           PRICE            OPTIONS            PRICE
                                                     ------------    ---------------    -------------    --------------
       Eligible for exercise at
         year end                                     24,000                             10,667
                                                     -------                            -------

       Weighted average fair
         value of options
         granted during year                            -                                  -
                                                     =======                            =======

14.  DEFERRED COMPENSATION PLAN

     On April 25, 2000, the stockholders approved a plan for the payment of deferred directors' and counsels' fees whereby up to 18,000 shares of common stock may be issued for the settlement of such fees in lieu of cash payment. Under the plan, 6,440 shares were immediately distributed for payment of fees accrued from inception through December 31, 1999 in the amount of $161,000. At December 31, 2000, fees in the amount of $62,000 were accrued for an additional 2,480 shares expected to be issued in 2001 in lieu of cash fees. Shares are to be distributed annually as soon as practical after the calendar year for which the shares have been earned. The plan is effective until its termination by the Board of Directors.

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Bank's financial instruments are as follows:

                                                                  2000                                1999
                                                     --------------------------------    --------------------------------
                                                        CARRYING            FAIR            CARRYING            FAIR
                                                         AMOUNT             VALUE            AMOUNT            VALUE
                                                     ---------------     ------------    ---------------    -------------
                                                             (IN THOUSANDS)                      (IN THOUSANDS)
       FINANCIAL ASSETS:
        Cash and cash equivalents                      $ 1,879           $ 1,879            $ 2,925          $ 2,925
        Securities available-for-
         sale                                            3,306             3,306              2,153            2,153
        Securities held to maturity                        152               152                180              180
        Loans and loans held-for-
         sale, net of allowance                         58,339            58,818             48,331           48,331
        Accrued interest receivable                        657               657                486              486
       FINANCIAL LIABILITIES:
        Deposits                                        58,675            58,436             49,206           49,157
        Obligations under capital
         leases                                          1,260             1,260              1,306            1,306
        Accrued interest payable                           372               372                224              224
       OFF-BALANCE-SHEET
          LIABILITIES:
        Commitments to extend
         credit                                          3,800             3,800              4,498            4,498
        Standby letters of credit                          361               361                571              571

     The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions.

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  RELATED PARTY TRANSACTIONS

     The Bank, in the normal course of business, leases its main office from a related party. Payments made under both capital and operating leases for the year ended December 31, 2000 and 1999 amounted to approximately $144,000 and $144,400, respectively. In addition, during 1999, the Bank made payments of approximately $310,000 to a related party for construction of improvement to a new branch location.

     Directors fees payable were approximately $55,800 and $144,900 at December 31, 2000 and 1999, respectively.

17.  COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, the Bank has outstanding commitments and contingent liabilities. At December 31, 2000 and 1999, the Bank has commitments to extend credit which are not reflected in the financial statements of approximately $4,161,388 and $5,069,500, respectively, including stand-by letters of $361,227 and $571,400 and commitments to related parties of $1,241,615 and $700,000, respectively. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of those instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements and do not generally present any significant liquidity risk to the Bank. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The extension of credit is based on management's credit evaluation of the inventory, property, plant and equipment, and income-producing commercial properties.

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

                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

     The Bank maintains cash balances in other banks. At December 31, 2000, balances at other financial institutions in excess of FDIC insurance coverage were approximately $824,500.

18.  CONCENTRATIONS OF CREDIT

     Most of the Bank's loans, commitments and standby letters of credit have been granted to customers in the Bank's market area. Most credit customers are depositors of the Bank. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

19.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

     Information as to the financial position, results of operations and cash flows of Kentucky National Bancorp, Inc. as of December 31, 2000 and 1999 is summarized as follows:

                                                STATEMENT OF FINANCIAL CONDITION
                                                   DECEMBER 31, 2000 AND 1999

                                                             ASSETS

                                                                               2000                      1999
                                                                           ------------              ------------

       Investment in subsidiary                                            $  5,887,833              $  5,080,138
       Other assets                                                              45,860                      -
                                                                           ------------              ------------

            Total assets                                                   $  5,933,693              $  5,080,138
                                                                           ============              ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               2000                      1999
                                                                           ------------              ------------

       Stockholders' equity                                                $  5,933,693              $  5,080,138
                                                                           ------------              ------------

            Total liabilities and
              stockholders' equity                                         $  5,933,693              $  5,080,138
                                                                           ============              ============

                                                      STATEMENT OF INCOME
                                             YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                               2000                      1999
                                                                           ------------              ------------

       Net income (loss) of subsidiary                                     $    624,315              $    (86,147)
       General and administrative expenses                                      (68,467)                  (39,320)
                                                                           ------------              ------------

            Income (loss) before tax                                            555,848                  (125,467)

       Income tax benefit                                                        45,860                      -
                                                                           ------------              ------------

            Net income (loss)                                              $    601,708              $   (125,467)
                                                                           ============              ============




                                    Continued

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY), CONTINUED

                                                    STATEMENT OF CASH FLOWS
                                             YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                               2000                      1999
                                                                           ------------              ------------
       Cash flows from operating activities:
         Net income (loss)                                                 $    601,708              $   (125,467)
         Adjustments to reconcile net income
             to cash provided by operating
             activities:
           Net (income) loss of subsidiary                                     (624,315)                   86,147
           Incentive stock option compensation                                   68,467                    18,837
           Increase in other assets                                             (45,860)                     -
                                                                           ------------              ------------

            Net cash used by operating
              activities                                                           -                      (20,483)
                                                                           ------------              ------------

       Cash flows from investing activities:
         Dividends received from  subsidiary                                       -                       20,483
                                                                           ------------              ------------

       Cash flows from financing activities                                        -                         -
                                                                           ------------              ------------

       Net increase in cash                                                        -                         -
       Cash, beginning of period                                                   -                         -
                                                                           ------------              ------------

       Cash, end of period                                                 $       -                 $       -
                                                                           ============              ============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KENTUCKY NATIONAL BANCORP, INC.


Date:  March 26, 2001                    By:  /s/ Ronald J. Pence
                                              ----------------------------------
                                              Ronald J. Pence
                                              President
                                              (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Lawrence P. Calvert                                  Date: March 26, 2001
   --------------------------------------------------
      Lawrence P. Calvert
      Chief Executive Officer and Director
      (Principal Executive Officer)


By:/s/ Ronald J. Pence                                      Date: March 26, 2001
   --------------------------------------------------
      Ronald J. Pence
      President and Director
      (Principal Financial and Accounting Officer)


By:/s/ Robert E. Robbins                                    Date: March 26, 2001
   --------------------------------------------------
      Robert E. Robbins
      Chairman of the Board and Director


By:/s/ Kevin D. Addington                                   Date: March 26, 2001
   --------------------------------------------------
      Kevin D. Addington
      Director

By:/s/ Henry Lee Chitwood                                   Date: March 26, 2001
   --------------------------------------------------
      Henry Lee Chitwood
      Director

By:/s/ Lois Watkins Gray                                    Date: March 26, 2001
   --------------------------------------------------
      Lois Watkins Gray
      Director

By:/s/ William R. Hawkins                                   Date: March 26, 2001
   --------------------------------------------------
      William R. Hawkins
       Director

By:/s/ Christopher G. Knight                                Date: March 26, 2001
   --------------------------------------------------
      Christopher G. Knight
      Director

By:/s/ Leonard Allen McNutt                                 Date: March 26, 2001
   --------------------------------------------------
      Leonard Allen McNutt
      Director