Form 10QSB
period 2001-03-31
KENTUCKY NATIONAL BANCORP INC
filed 2001-05-14
CIK 1078860

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         ------------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


                INDIANA                                        61-1345603
-------------------------------------                   ------------------------
(State or other jurisdiction of                             (IRS Employer
organization)                                             Identification No.)



1000 NORTH DIXIE AVENUE, ELIZABETHTOWN, KENTUCKY                42701
------------------------------------------------              ---------
(Address of principal executive offices)                      (Zip code)

Issuer'L/F telephone number, including area code: (270)737-6000
                                                  -------------


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


     As of March 31, 2001, there were 248,920 shares of the Registrant'L/F common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):

               Yes                     X   No
         -----                      ------

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX


                                                                           PAGE
PART I.                                                                    ----
-------

FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Condition as of March 31, 2001
   and December 31, 2000 (Unaudited)                                         3

Consolidated Statements of Income - (Unaudited) for the
   three months ended March 31, 2001 and 2000                                4

Consolidated Statements of Cash Flows - (Unaudited)
   for the three months ended March 31, 2001 and 2000                        5

Notes to Consolidated Financial Statements (Unaudited)                       7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    11


PART II.
-------

OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of
                  Security Holders                                          15

Item 6.        Exhibits and Reports on Form 8-K                             15

Signatures                                                                  16

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                           MARCH 31,               DECEMBER 31,
                                                                              2001                    2000
                                                                         -----------               -----------
                               ASSETS
Cash and due from banks                                                  $ 1,653,427               $ 1,574,759
Federal funds sold                                                         2,702,000                   304,000
Investment securities:
  Securities available-for-sale                                            3,340,500                 3,305,870
  Securities held-to-maturity, at fair value                                 152,300                   152,300
Loans held for sale                                                        1,523,639                   258,535
Loans, net                                                                62,256,085                58,079,886
Premises and equipment                                                     1,938,859                 1,924,511
Accrued interest receivable and other assets                                 878,956                   901,432
                                                                         -----------               -----------

     Total assets                                                        $74,445,766               $66,501,293
                                                                         ===========               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                               $61,487,521               $58,675,405
  Federal Home Loan Bank advances                                          5,000,000                      -
  Obligations under capital leases                                         1,248,874                 1,260,482
  Accrued interest payable and other
    liabilities                                                              614,515                   631,713
                                                                         -----------               -----------

     Total liabilities                                                    68,350,910                60,567,600
                                                                         -----------               -----------
Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                 -                         -
  Common stock, $.01 par value;
    authorized 5,000,000 shares; issued and
    outstanding, 248,920 and 246,440 shares
    at March 31, 2001 and December 31,
    2000, respectively                                                         2,489                     2,464
  Surplus                                                                  5,511,303                 5,441,528
  Retained earnings                                                          548,165                   476,241
  Accumulated other comprehensive income                                      32,899                    13,460
                                                                         -----------               -----------

     Total stockholders' equity                                            6,094,856                 5,933,693
                                                                         -----------               -----------

Commitments and contingent liabilities                                          -                         -
                                                                         -----------               -----------

     Total liabilities and stockholders'
       equity                                                            $74,445,766               $66,501,293
                                                                         ===========               ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           ------------------------------------
                                                                               2001                    2000
                                                                           ------------             -----------
Interest income:
  Loans, including fees                                                    $ 1,445,530              $ 1,157,242
  Securities                                                                    55,453                   47,756
  Federal funds sold                                                            22,361                    7,557
                                                                           -----------              -----------

    Total interest income                                                    1,523,344                1,212,555
                                                                           -----------              -----------
Interest expense:
  Deposit accounts                                                             569,023                  403,891
  Certificates of deposit over $100,000                                        262,491                  201,613
  Federal funds                                                                   -                       1,187
  Federal Home Loan Bank advances                                               34,593                     -
  Capital leases                                                                32,992                   33,504
                                                                           -----------              -----------

     Total interest expense                                                    899,099                  640,195
                                                                           -----------              -----------

     Net interest income                                                       624,245                  572,360

Provision for loan losses                                                       45,300                   52,572
                                                                           -----------              -----------
     Net interest income after provision for
       loan losses                                                             578,945                  519,788
                                                                           -----------              -----------
Other income:
  Service charges and fees                                                     101,269                   77,775
  Credit life and accident insurance                                             3,659                   11,544
  Net gain on sale of loans                                                     22,278                     -
                                                                           -----------              -----------
                                                                               127,206                   89,319
                                                                           -----------              -----------
Other expenses:
  Salaries and employee benefits                                               295,222                  244,186
  Net occupancy expense                                                         36,998                   34,221
  Advertising                                                                   23,586                   35,401
  Data processing                                                               46,330                   43,347
  Postage, telephone and supplies                                               34,019                   27,621
  Bank franchise tax                                                            23,310                   16,730
  Directors fees                                                                17,084                    6,020
  Equipment expense                                                             24,710                   19,540
  Professional services                                                         34,195                   61,239
  Other operating expenses                                                      57,773                   44,694
                                                                           -----------              -----------
                                                                               593,227                  532,999
                                                                           -----------              -----------
Income before income taxes                                                     112,924                   76,108
Income tax expense                                                              41,000                     -
                                                                           -----------              -----------

Net income                                                                 $    71,924              $    76,108
                                                                           ===========              ===========

Earnings per share
  Basic                                                                    $      0.29              $      0.32
                                                                           ===========              ===========
  Diluted                                                                  $      0.29              $       n/a
                                                                           ===========              ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                          ----------------------------------
                                                                              2001                   2000
                                                                          -----------            -----------
Operating activities:
     Net income                                                         $    71,924              $    76,108
     Adjustments to reconcile net income to net
              cash provided (used) by operating activities:
         FHLB stock dividend                                                 (5,100)                  (2,800)
         Provision for loan losses                                           45,300                   52,572
         Provision for depreciation, amortization
           and accretion, net                                                29,250                   26,787
         Incentive stock option compensation                                  7,800                    5,200
         Deferred tax                                                          -                       9,684
         Net change in assets and liabilities:
              Loans held for sale                                        (1,265,104)                    -
              Accrued interest receivable and other assets                   29,410                  (87,385)
              Accrued interest payable                                       27,855                   36,002
                                                                        -----------              -----------

                  Net cash provided (used) by
                    operating activities                                 (1,058,665)                 116,168
                                                                        -----------              -----------

Investing activities:
     Purchases of available-for-sale securities                                 (78)                (999,258)
     Net increase in loans                                               (4,221,499)              (3,203,569)
     Purchases of premises and equipment                                    (43,598)                  (1,516)
                                                                        -----------              -----------
                  Net cash used in investing
                    activities                                           (4,265,175)              (4,204,343)
                                                                        -----------              -----------
Financing activities:
     Net increase in deposits                                             2,812,116                4,308,162
     Net increase in Federal Home Loan advances                           5,000,000                     -
     Payments on capital lease obligations                                  (11,608)                 (11,095)
                                                                        -----------              -----------
                  Net cash provided by financing
                    activities                                            7,800,508                4,297,068
                                                                        -----------              -----------
Net increase in cash and cash
  equivalents                                                             2,476,668                  208,893

Cash and cash equivalents, beginning of period                            1,878,759                2,925,188
                                                                        -----------              -----------

Cash and cash equivalents, end of period                                $ 4,355,427              $ 3,134,081
                                                                        ===========              ===========
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                                  $   866,605              $   597,829
                                                                        ===========              ===========
Federal Home Loan Bank Stock dividend
   received                                                             $     5,100              $     2,800
                                                                        ===========              ===========
Total increase (decrease) in unrealized
   gain on securities available-for-sale                                $    29,452              $   (28,483)
                                                                        ===========              ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



NONCASH TRANSACTIONS:
During the three month period ended March 31, 2001, the Company issued 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2000 in the amount of $62,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

2.   COMPREHENSIVE INCOME

     At March 31, 2001 and December 31, 2000, the Bank held securities classified as available-for-sale, which have net unrealized gains of $49,846 and $20,394, respectively. The before and after tax amount and tax expense of this component of comprehensive income at March 31, 2001 and December 31, 2000 is summarized below:

                                                              BEFORE              TAX                  AFTER
                                                                TAX              EXPENSE                TAX
                                                            ---------           ---------            ---------
     MARCH 31, 2001
      Unrealized holding gains                             $   29,452           $  10,013            $ 19,439
       Reclassification adjustment
         for gains included in net
         Income                                                  -                   -                    -
                                                            ---------           ---------            --------

                                                            $  29,452           $  10,013            $ 19,439
                                                            =========           =========            ========
     DECEMBER 31, 2000
       Unrealized holding gains                             $  33,909           $  11,529            $ 22,380
       Reclassification adjustment
         for gains included in net
         Income                                                  -                   -                    -
                                                            ---------           ---------            --------

                                                            $  33,909           $  11,529            $ 22,380
                                                            =========           =========            ========

3.   FEDERAL HOME LOAN BANK ADVANCES

     During 1999, the Bank entered into a blanket agreement for advances with the Federal Home Loan Bank (FHLB). The Bank had $5,000,000 in advances outstanding at March 31, 2001 and no advances outstanding at December 31, 2000. Advances from FHLB are payable at maturity with interest payable monthly, and are summarized as follows:

                    KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)



3. FEDERAL HOME LOAN BANK ADVANCES, CONTINUED

                                                              INTEREST          MARCH 31,        DECEMBER 31,
                                            MATURITY            RATE              2001              2000
                                            --------          --------          --------         ------------

     Long-term Borrowings                   1/19/11           4.60%             1,000,000              --
                                            1/19/11           5.44%             2,000,000              --
                                            3/09/11           5.22%             1,000,000              --
                                            3/14/11           4.22%             1,000,000              --
                                                                                ---------          ------
                                                                                5,000,000              --
                                                                                =========          ======

     Mortgage loans and all FHLB stock are pledged to the FHLB as collateral on advances.

4.   EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the quarter ended March 31, 2001 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method. Diluted earnings per share does not include the effect of outstanding options to purchase 40,000 and 16,000 shares of common stock in 2001 and 2000 respectively as their effect is antidilutive.

     The  following  data show the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at March 31, 2001 and 2000.

                                                                             MARCH 31,                MARCH 31,
                                                                               2001                     2000
                                                                        ----------------------    --------------------
             Income  available to common  stock-
               holders used in  basic and diluted EPS                        $  71,924                 $  76,108
                                                                       ======================    ====================

             Weighted average  number of common
               shares used in basic EPS                                        247,267                   240,000
                                                                       ======================    ====================

             Effect of dilutive securities:
               Stock-based compensation plan                                       683                     N/A
                                                                       ======================    ====================

             Weighted number of common shares
               and dilutive potential common
               stock used in dilutive EPS                                      247,950                     N/A
                                                                       ======================    ====================

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

5.   RECLASSIFICATIONS

     Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

6.   LEASE COMMITMENT

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

7.   INCOME TAXES

     The Company and the Bank file a consolidated income tax return. The Bank is charged or credited the amount equal to the income tax that would have been applicable on a separate return basis.

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the three months ended March 31, 2001 and 2000 were as follows:

                                                                                MARCH 31,        MARCH 31,
                                                                                  2001             2000
                                                                                --------         ---------

           Current                                                              $ 50,100         $     --
           Deferred                                                               (9,100)              --
                                                                                --------         --------
                                                                                $ 41,000         $     --
                                                                                ========         ========

     Deferred income tax assets net of deferred tax liabilities were approximately $185,000 and $185,900 at March 31, 2001 and December 31, 2000, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At March 31, 2001 and December 31, 2000 deferred tax assets and liabilities are composed of the following:

                                                                         MARCH 31,              DECEMBER 31,
                                                                           2001                     2000
                                                                       ------------             ------------
             Deferred tax assets:
               Allowance for loan losses                               $   173,800               $   156,900
               Startup costs                                                30,900                    35,500
               Organization costs                                           21,500                    25,100
               Stock options                                                41,500                    38,900
                                                                       -----------               -----------
                                                                           267,700                   256,400
                                                                       -----------               -----------
             Deferred tax liabilities:
               Federal Home Loan Bank stock                                (11,500)                   (9,800)
               Accumulated depreciation                                    (54,300)                  (53,800)
               Available-for-sale securities                               (16,900)                   (6,900)
                                                                       -----------               -----------
                                                                           (82,700)                  (70,500)
                                                                       -----------               -----------
             Net deferred tax asset                                    $   185,000               $   185,900
                                                                       ===========               ===========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)



7.   INCOME TAXES, CONTINUED

     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                         MARCH 31,               MARCH 31,
                                                                           2001                    2000
                                                                       -----------               ----------
             U.S. federal income tax                                   $    38,400               $      -
             Changes from statutory tax:
               Other, net                                                    2,600                      -
                                                                       -----------               ----------
             Income tax expense                                        $    41,000               $      -
                                                                       ===========               ==========


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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

NET INCOME. Net income for the quarter ended March 31, 2001 was $71,900 or $0.29 per diluted share compared to a net income of $76,100 or $0.32 per share for the same period last year, a decrease of $4,200 or $0.03 per share.

Income before income taxes was $112,900 compared to $76,100 for the same period last year, an increase of $36,800 or 48.4%. This increase was due to an increase in net interest income of $51,800, an increase in other income of $37,900 and a decrease in the provision for loan losses of $7,300. This increase was partially offset by an increase in other expenses of $60,200. The overall decrease in net income for the three months ended at March 31, 2001 compared to the same period last year was due largely to the recording of income tax expense of $41,000 during the current quarter as compared to no income tax expense for the same period last year. During the quarter ended March 31, 2000, the Company did not recognize any income tax expense due to the availability of net operating loss tax carryforwards in excess of income. During the year ended December 31, 2000, the Company used approximately $320,000 in tax loss carryforwards to offset taxable income.

NET INTEREST INCOME. Net interest income increased $51,800 or 9.0% to $624,200 for the three months ended March 31, 2001 compared to $572,400 for the three months ended March 31, 2000. This increase reflects the continued growth in interest-earning assets. Total average interest-earning assets increased by approximately $13.5 million with a decrease in average yield of 21 basis points while average interest-bearing liabilities increased by approximately $12.7 million with an increase in average costs of approximately 56 basis points. The decline in yield on assets reflects lower market rates generally. The increase in the Bank's cost of funds reflects an increase in 24-month certificates of deposits which the Bank marketed aggressively during the second and third quarters of 2000 to fund the growing loan portfolio. These certificates of deposit bore interest at rates between 6.75% to 7.25%. As a result of these changes, the Bank's interest rate spread decreased to 2.76% for the three months ended March 31, 2001 compared to 3.53% for the three months ended March 31, 2000. Net interest margin decreased to 3.54% for the 2001 period compared to 4.32% for the 2000 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $45,300 and $52,600 for the quarters ended March 31, 2001 and 2000, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At March 31, 2001, the Bank's allowance for loan losses was $644,400 or 1.0% of the gross loan portfolio.

OTHER INCOME. Other income was $127,200 and $89,300 for the quarters ended March 31, 2001 and 2000, respectively. The increase for the quarter of $37,900 or 42.4% is reflective of the continued growth of loans and deposits and the net gain on sale of loans from the addition of the secondary market loan division in October, 2000.

OTHER EXPENSE. Other expense was $593,200 and $533,000 for the quarters ended March 31, 2001 and 2000, respectively. The increase for the quarter of $60,200 or 11.3% was due primarily to the increases in salaries and employee benefits of $51,000 for the quarter. The growth in salaries and benefits is the result of bank growth and the addition of the secondary market loan division in October, 2000.

INCOME TAX BENEFIT (EXPENSE). Income tax expense was $41,000 for the three months ended March 31, 2001, compared to no tax expense (benefit) during the 2000 period. During the quarter ended March 31, 2000, the Company did not recognize any income tax expense due to the availability of net operating loss tax carryforwards in excess of income for the period. During the year ended December 31, 2000, the Company used approximately $320,000 in tax loss carryforwards to offset taxable income. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. During the three months ended March 31, 2000, the Company had a valuation allowance for its net deferred tax assets. Based on its current earnings and other factors, the Company determined that it was more likely than not that it would realize certain of its net deferred tax assets and reversed the corresponding valuation allowance during the quarter ended June 30, 2000.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

The Bank continued to experience strong asset growth during the first quarter of 2001. Total assets increased $7.9 million, or 11.9% to $74.4 million at March 31, 2001 compared to $66.5 million at December 31, 2000. The increase in total assets was primarily attributable to a $5.4 million or 9.3% increase in the loan and loans held for sale portfolios. Also contributing to the increase in assets was a $2.4 million increase in federal funds sold as the Bank has sought to improve liquidity. Funding for the Bank's asset growth came primarily from increased deposits and advances from the Federal Home Loan Bank of Cincinnati
(FHLB). At March 31, 2001, deposits totaled $61.5 million, a $2.8 million, or 4.8%, increase over deposits at December 31, 2000. Advances from FHLB totaled $5 million compared to no advances outstanding at December 31, 2000.

Stockholders' equity increased by $161,200 to $6,094,856 at March 31, 2001 from $5,933,693 at December 31, 2000. Net income for the quarter of $71,900 and a $27,300 increase in unrealized gain or loss on available-for-sale securities and net surplus from stock options accrued are the major sources of the increase. The remaining increase of $62,000 during the current quarter is due to the issuance of 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability  and to  promote  depositor  and  investor  confidence.  The  Bank
continues  to  be  in  compliance   with  all  applicable   regulatory   capital
requirements.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                                                MARCH 31,        DECEMBER 31,
                                                                                  2001               2000
                                                                                ---------        -----------
         Restructured loans                                                     $     --         $       --
         Non-accrual loans                                                           439                225
         Accruing loans past due 90 days or more                                      --                 --
                                                                                --------         ----------
                 Total                                                          $    439         $      225
                                                                                ========         ==========


At March 31, 2001, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------
                                                                          2001                    2000
                                                                       ----------              ----------
         Balance, beginning of period                                  $  625,556              $  561,944
         Loans charged off                                                (32,187)                 (3,963)
         Loan recoveries                                                    5,709                   4,568
                                                                       ----------              -----------
         Net charge-offs                                                  (26,478)                   (605)
         Provision for loan losses                                         45,300                  52,572
                                                                       ----------              ----------

         Balance, end of period                                        $  644,378              $  615,121
                                                                       ==========              ==========

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no operating business other than the Bank and does not have material funding needs. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank's sources of funds for lending activities and operations are deposits from its primary market area, funds raised in its initial public offering, advances from the FHLB of Cincinnati, principal and interest payments on loans, interest received on other investments and federal funds purchased. Its principal funding commitments are for the origination of loans, the payment of maturing deposits, principal and interest payments on advances from FHLB, and obligations under capital leases for buildings and equipment. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

At March 31, 2001, the Bank's ratio of loans to deposits was 103.7% compared to 99.4% at December 31, 2000. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as a source of liquidity and earnings.

Kentucky National Properties, L.L.C. is constructing an addition to the Bank's main office which is expected to be completed in August, 2001. It is anticipated that the Bank will lease these premises under a capital lease in an aggregate amount of $900,000 and incur monthly amortization expense of approximately $1,900 and monthly operating lease expense for the land rental of approximately $700. The monthly cash flow requirement under the lease obligations, including interest expense, will be approximately $10,500 per month.

The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2001, totaled $4.4 million compared to $3.1 million at March 31, 2000. The Bank's cash flows were provided mainly by financing activities, including $2.8 million from net deposit increases and $5 million from FHLB advances. Operating activities used $1,058,600 in cash for the three months ended March 31, 2001 compared to $116,200 provided in cash for the first three months of 2000. Because increases in loans held for sale are considered a use of cash in operating activities, operating activities are expected be a net user of cash while the Company builds its secondary market division. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $4.2 million.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. At March 31, 2001, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations.

PART II
                                OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On April 24, 2001, the Company held its annual meeting of shareholders at which the following items were voted on.

         (1)      Election of Directors
                                                                      WITH-
                      NOMINEE                           FOR           HELD

                  Lawrence P. Calvert                 169,535           0

                  Lois Watkins Gray                   169,535           0

                  William R. Hawkins                  169,535           0

          There were no abstentions or broker non-votes.

          The terms of office of the following directors continued after the meeting: Robert E. Robbins, Christopher G. Knight, Leonard Allen McNutt, Ronald
J. Pence, Kevin D. Addington and Henry Lee Chitwood.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

              NUMBER    DESCRIPTION
              ------     -----------

               3.1      Articles of Incorporation *
               3.2      Bylaws *
               4        Form of Common Stock Certificate *
               10.1     Restrictive Stock Transfer Agreement *
               10.2     Organizational Stock Option and Incentive Plan **
               10.3     Lease Agreement Between Kentucky National   Properties,
                        L.L.C and Kentucky National Bank *
               10.4     Kentucky National Bancorp, Inc. 2000 Stock Option and
                        Incentive Plan ***
               10.5     Kentucky National Bancorp, Inc. Director Fee Deferral
                        Plan ****

               -------------
               * Incorporated by reference from the registrant's Registration Statement on Form
                        S-4 (File No. 333-72371).
               ** Incorporated by reference from Registrant's Post-Effective Amendment No. 1 to
                        Registration Statement on Form S-8 (File No. 333-72371).
               ***      Incorporated by reference from the
                        registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
               **** Incorporated by reference from Registrant's Registration Statement on Form S-8
                        (File No. 333-41676).


     (b) During the quarter ended March 31, 2001, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      KENTUCKY NATIONAL BANCORP, INC.


Date: May 10, 2001                    By: /s/ Ronald J. Pence
                                          -------------------------------------
                                          Ronald J. Pence, President
                                          (Duly Authorized Represen-
                                          tative and Principal
                                          Financial Officer)