Form 10QSB
period 2001-06-30
KENTUCKY NATIONAL BANCORP INC
filed 2001-08-14
CIK 1078860

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         ------------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-72371

                            KENTUCKY NATIONAL BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


INDIANA                                                          61-1345603
----------------------------------                           -------------------
(State or other jurisdiction                                     (IRS Employer
of organization)                                             Identification No.)



1000 NORTH DIXIE AVENUE, ELIZABETHTOWN, KENTUCKY                   42701
------------------------------------------------                 ---------
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


     As of June 30, 2001, there were 248,920 shares of the Registrant's common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):

               Yes                     X   No
         -----                      ------

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.
------

FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Condition as of June 30, 2001
   and December 31, 2000 (Unaudited)                                          3

Consolidated Statements of Income - (Unaudited) for the
   three and six months ended June 30, 2001 and 2000                          4

Consolidated Statements of Cash Flows - (Unaudited)
   for the six months ended June 30, 2001 and 2000                            5

Notes to Consolidated Financial Statements (Unaudited)                        7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      11


PART II.
-------

OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K                        15

Signatures                                                                    16

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                            JUNE 30,               DECEMBER 31,
                                                                             2001                     2000
                                                                         -------------             ------------
                               ASSETS

Cash and due from banks                                                  $ 1,049,512               $ 1,574,759
Federal funds sold                                                         5,323,000                   304,000
Investment securities:
  Securities available-for-sale                                            2,890,140                 3,305,870
  Securities held-to-maturity, at fair value                                 176,650                   152,300
Loans held for sale                                                          681,730                   258,535
Loans, net                                                                61,869,204                58,079,886
Premises and equipment                                                     1,930,157                 1,924,511
Accrued interest receivable and other assets                                 899,836                   901,432
                                                                         -----------               -----------
     Total assets                                                        $74,820,229               $66,501,293
                                                                         ===========               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                               $61,515,328               $58,675,405
  Federal Home Loan Bank advances                                          5,000,000                      --
  Obligations under capital leases                                         1,237,135                 1,260,482
  Accrued interest payable and other
    liabilities                                                              766,073                   631,713
                                                                         -----------               -----------
     Total liabilities                                                    68,518,536                60,567,600
                                                                         -----------               -----------

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                 --                        --
  Common stock, $.01 par value;
    authorized 5,000,000 shares; issued and
    outstanding, 248,920 and 246,440 shares
    at June 30, 2001 and December 31,
    2000, respectively                                                         2,489                     2,464
  Surplus                                                                  5,519,103                 5,441,528
  Retained earnings                                                          750,147                   476,241
  Accumulated other comprehensive income                                      29,954                    13,460
                                                                         -----------               -----------
     Total stockholders' equity                                            6,301,693                 5,933,693
                                                                         -----------               -----------

Commitments and contingent liabilities                                          --                        --
                                                                         -----------               -----------
     Total liabilities and stockholders'
       equity                                                            $74,820,229               $66,501,293
                                                                         ===========               ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                            THREE MONTHS ENDED           SIX  MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                          -------------------------    -------------------------
                                             2001          2000             2001         2000
                                          -----------   -----------    -----------   -----------
Interest income:
  Loans, including fees                   $ 1,533,986   $ 1,253,286    $ 2,979,516   $ 2,410,528
  Securities                                   59,172        61,558        114,625       109,314
  Federal funds sold                           47,907        22,771         70,268        36,328
                                          -----------   -----------    -----------   -----------
     Total interest income                  1,641,065     1,343,615      3,164,409     2,556,170
                                          -----------   -----------    -----------   -----------
Interest expense:
  Deposit accounts                            550,356       487,505      1,119,379       891,396
  Certificates of deposit over $100,000       269,226       207,291        531,717       408,904
  Interest expense - federal funds               --            --             --           1,187
  Interest expense - FHLB advances             63,495          --           98,088          --
  Interest expense - capital lease             32,859        33,379         65,851        66,883
                                          -----------   -----------    -----------   -----------
     Total interest expense                   915,936       728,175      1,815,035     1,368,370
                                          -----------   -----------    -----------   -----------
     Net interest income                      725,129       615,440      1,349,374     1,187,800

Provision for loan losses                      45,500        54,600         90,800       107,172
                                          -----------   -----------    -----------   -----------
     Net interest income after
       provision for loan losses              679,629       560,840      1,258,574     1,080,628
                                          -----------   -----------    -----------   -----------
Other income:
  Service charges and fees                    130,997        87,491        232,266       165,266
  Net gain on sale of loans                    52,434          --           74,712          --
  Credit life and accident insurance            8,485        23,703         12,144        35,247
                                          -----------   -----------    -----------   -----------
                                              191,916       111,194        319,122       200,513
                                          -----------   -----------    -----------   -----------
Other expenses:
  Salaries and employee benefits              287,671       247,544        582,893       491,730
  Net occupancy expense                        37,789        35,950         74,787        70,171
  Advertising                                  23,234        24,757         46,820        60,158
  Data processing                              51,262        47,309         97,592        90,656
  Postage, telephone and supplies              32,452        30,024         66,471        57,645
  Bank franchise tax                           15,929        16,418         39,239        33,148
  Directors fees                               14,924        15,000         32,008        21,020
  Professional services                        32,505        60,436         66,700       121,675
  Other operating expenses                     71,597        58,001        154,080       122,235
                                          -----------   -----------    -----------   -----------
                                              567,363       535,439      1,160,590     1,068,438
                                          -----------   -----------    -----------   -----------

Income before income taxes                    304,182       136,595        417,106       212,703
Income tax expense (benefit)                  102,199      (244,361)       143,199      (244,361)
                                          -----------   -----------    -----------   -----------
Net income                                $   201,983   $   380,956    $   273,907   $   457,064
                                          ===========   ===========    ===========   ===========
Earnings per share
    Basic                                 $      0.81   $      1.56    $      1.10   $      1.89
                                          ===========   ===========    ===========   ===========
    Diluted                               $      0.81   $       n/a    $      1.10   $       n/a
                                          ===========   ===========    ===========   ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                    --------------------------
                                                        2001          2000
                                                    -----------    -----------
Operating activities:
     Net income                                     $   273,907    $   457,064
     Adjustments to reconcile net income to net
              cash provided (used) by operating
              activities:
         FHLB stock dividend                            (10,900)        (7,300)
         Provision for loan losses                       90,800        107,172
         Provision for depreciation, amortization
           and accretion, net                            61,390         52,291
         Incentive stock option compensation             15,600         46,800
         Deferred tax                                    15,053       (244,361)
         Net change in assets and liabilities:
              Loans held for sale                      (423,195)          --
              Accrued interest receivable
               and other assets                         (21,954)      (126,635)
              Accrued interest payable                  196,360        102,026
                                                    -----------    -----------
                  Net cash provided by
                    operating activities                197,061        387,057
                                                    -----------    -----------
Investing activities:
     Activity in available-for-sale securities:
          Maturities, prepayments and calls             500,000           --
          Purchases                                     (48,380)    (1,101,019)
     Activity in held-to-maturity securities:
          Maturities, prepayments and calls                --           27,700
          Purchases                                     (24,350)          --
     Net increase in loans                           (3,880,118)    (6,041,916)
     Purchases of premises and equipment                (67,036)        (9,453)
                                                    -----------    -----------
                  Net cash used in investing
                    activities                       (3,519,884)    (7,124,688)
                                                    -----------    -----------
Financing activities:
     Net increase in deposits                         2,839,923      7,181,546
     Net increase in Federal Home Loan advances       5,000,000           --
     Payments on capital lease obligations              (23,347)       (22,315)
                                                    -----------    -----------
                  Net cash provided by financing
                    activities                        7,816,576      7,181,546
                                                    -----------    -----------
Net increase in cash and cash
  equivalents                                         4,493,753        443,915

Cash and cash equivalents, beginning of period        1,878,759      2,925,188
                                                    -----------    -----------
Cash and cash equivalents, end of period            $ 6,372,512    $ 3,369,103
                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                              $ 1,854,077    $ 1,305,981
                                                    ===========    ===========
Federal Home Loan Bank Stock dividend
   received                                         $    10,900    $     7,300
                                                    ===========    ===========
Total increase (decrease) in unrealized
   gain on securities available-for-sale            $    24,990    $   (36,482)
                                                    ===========    ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NONCASH TRANSACTIONS:
During the six month period ended June 30, 2001, the Company issued 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2000 in the amount of $62,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

2.   COMPREHENSIVE INCOME

     At June 30, 2001 and December 31, 2000, the Bank held securities classified as available-for-sale, which have net unrealized gains of $45,384 and $20,394, respectively. The before and after tax amount and tax expense of this component of comprehensive income at June 30, 2001 and December 31, 2000 is summarized below:

                                                              BEFORE              TAX                  AFTER
                                                                TAX              EXPENSE                TAX
                                                            ---------           ---------            ---------
     JUNE 30, 2001
       Unrealized holding gains                             $  24,990           $   8,497            $  16,493
       Reclassification adjustment
         for gains included in net
         income                                                  --                  --                   --
                                                            ---------           ---------            ---------

                                                            $  24,990           $   8,497            $  16,493
                                                            =========           =========            =========

     DECEMBER 31, 2000
       Unrealized holding gains                             $  33,909           $  11,529            $  22,380
       Reclassification adjustment
         for gains included in net
         income                                                  --                  --                   --
                                                            ---------           ---------            ---------

                                                            $  33,909           $  11,529            $  22,380
                                                            =========           =========            =========

3. FEDERAL HOME LOAN BANK ADVANCES

     During 1999, the Bank entered into a blanket agreement for advances with the Federal Home Loan Bank (FHLB). The Bank had $5,000,000 in advances outstanding at June 30, 2001 and no advances outstanding at December 31, 2000. Advances from FHLB are payable at maturity with interest payable monthly, and are summarized as follows:

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

3. FEDERAL HOME LOAN BANK ADVANCES, CONTINUED

                                                              INTEREST            JUNE 30,       DECEMBER 31,
                                            MATURITY            RATE               2001             2000
                                            --------          --------          ----------       ------------

     Long-term Borrowings                   1/19/11           5.44%             $2,000,000             -
                                            1/24/11           4.60%              1,000,000             -
                                            3/09/11           5.22%              1,000,000             -
                                            3/14/11           4.22%              1,000,000             -
                                                                                ----------       ------------
                                                                                $5,000,000             -
                                                                                ==========       ============

     Mortgage loans and all FHLB stock are pledged to the FHLB as collateral on advances.

4. EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the six months ended June 30, 2001 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method. Diluted earnings per share does not include the effect of outstanding options to purchase 40,000 and 16,000 shares of common stock in 2001 and 2000 respectively as their effect is antidilutive.

     The  following  data show the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at June 30, 2001 and 2000.

                                                                       JUNE 30,      JUNE 30,
                                                                         2001          2000
                                                                       --------      ---------
             Income  available to common  stock-  holders used in
             basic and diluted EPS                                     $273,907       $457,064
                                                                       ========       ========

             Weighted  average  number of common  shares  used in
             basic EPS                                                  248,093        242,147
                                                                       ========       ========
             Effect of dilutive securities:
               Stock-based compensation plan                              1,280          na
                                                                       ========       ========

             Weighted   number  of  common  shares  and  dilutive
             potential common stock used in dilutive EPS                249,373          na
                                                                       ========       ========

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

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the six months ended June 30, 2001 and 2000 were as follows:

                                               JUNE 30,         JUNE 30,
                                                 2001            2000
                                              ---------        ---------
           Current                            $156,312         $    -
           Deferred                            (13,113)         (244,361)
                                              ---------        ---------
                                              $143,199         $(244,361)
                                              =========        =========

     Deferred income tax assets net of deferred tax liabilities were approximately $195,100 and $185,900 at June 30, 2001 and December 31, 2000, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At June 30, 2001 and December 31, 2000 deferred tax assets and liabilities are composed of the following:

                                                                          JUNE 30,        DECEMBER 31,
                                                                            2001              2000
                                                                       ------------       ------------
             Deferred tax assets:
               Allowance for loan losses                               $    192,200       $   156,900
               Startup costs                                                 26,200            35,500
               Organization costs                                            18,000            25,100
               Stock options                                                 44,200            38,900
                                                                       ------------       -----------
                                                                            280,600           256,400
                                                                       ------------       -----------
             Deferred tax liabilities:
               Federal Home Loan Bank stock                                 (13,500)           (9,800)
               Accumulated depreciation                                     (56,600)          (53,800)
               Available-for-sale securities                                (15,400)           (6,900)
                                                                       ------------       -----------
                                                                            (85,500)          (70,500)
                                                                       ------------       -----------
             Net deferred tax asset                                    $    195,100       $   185,900
                                                                       ============       ===========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)



7. INCOME TAXES, CONTINUED

     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                         JUNE 30,        JUNE 30,
                                                                           2001            2000
                                                                       ----------       -----------
             U.S. federal income tax                                   $  141,816       $     -
             Changes from statutory tax:
               Other, net                                                   1,383             -
                                                                       ----------       ----------
             Income tax expense                                        $  143,199       $     -
                                                                       ==========       ==========

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

NET INCOME. Net income for the quarter ended June 30, 2001 was $202,000 or $0.81 per diluted share compared to a net income of $381,000 or $1.56 per share for the same period last year, a decrease of $179,000 or $0.75 per share. Year to date net income at June 30, 2001 was $273,900 or $1.10 per diluted share compared to net income of $457,000 or $1.89 per share for the same period in 2000.

Income before income taxes for the three and six months ended June 30, 2001 was $304,200 and $417,100, respectively, compared to $136,600 and $212,700 for the same periods last year, an increase of $167,600 (122.69%) and $204,400 (96.10%), respectively. The increases in pre-tax income were due to an increase in net interest income of $109,700 and $161,600, an increase in other income of $80,700 and $118,600 and a decrease in the provision for loan losses of $9,100 and $16,400. These increases were partially offset by increases in other expenses of $31,900 and $92,200. The overall decrease in net income for the three and six months ended at June 30, 2001 compared to the same period last year was due largely to the recording of income tax expense of $102,200 and $143,200 during the 2001 periods as compared to an income tax benefit of $244,000 for the same periods last year. During the year ended December 31, 2000, the Company used approximately $320,000 in tax loss carryforwards to offset taxable income.

NET INTEREST INCOME. Net interest income increased $109,700 or 17.8% to $725,100 for the three months ended June 30, 2001 compared to $615,400 for the three months ended June 30, 2000. Year to date net interest income was $1.3 million and $1.2 million for the six months ended June 30, 2001 and 2000, respectively, an increase of $161,600 or 13.6% between periods. This increase reflects the continued growth in interest-earning assets. Total average interest-earning assets for the six months ended June 30, 2001 increased by approximately $12.9 million with an increase in average yield of 5 basis points, while average interest-bearing liabilities increased by approximately $12.1 million with an increase in average costs of approximately 34 basis points. The increase in yield on assets is due to an increase in loan-related fees for the period ended June 30, 2001, which is partially offset by lower market rates generally. The increase in the Bank's cost of funds reflects an increase in 24-month certificates of deposits which the Bank marketed aggressively during the second and third quarters of 2000 to fund the growing loan portfolio. These certificates of deposit bore interest at rates between 6.75% to 7.25%. As a result of these changes, the Bank's interest rate spread decreased to 3.20% for the six months ended June 30, 2001 compared to 3.49% for the six months ended June 30, 2000. Net interest margin decreased to 3.95% for the 2001 period compared to 4.28% for the 2000 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $45,500 and $54,600 for the quarters ended June 30, 2001 and 2000, respectively. The year to date provision for loan losses was $90,800 and $107,200 for the six months ended June 30, 2001 and 2000, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At June 30, 2001, the Bank's allowance for loan losses was $697,500 or 1.11% of the gross loan portfolio.

OTHER INCOME. Other income was $191,900 and $111,200 for the quarters ended June 30, 2001 and 2000, respectively. Year to date other income was $319,100 and $200,500 for the six months ended June 30, 2001 and 2000, respectively. The increase for the quarter of $80,700 or 72.6% is reflective of the continued growth of loans and deposits and the net gain on sale of loans from the addition of the secondary market loan division in October, 2000. The Bank's secondary market activities benefited from a decline in interest rates during 2001 which triggered a wave of refinancing.

OTHER EXPENSE. Other expense was $567,400 and $535,400 for the quarters ended June 30, 2001 and 2000, respectively. Year to date other expense was $1,160,600 and $1,068,400 for the six months ended June 30, 2001 and 2000, respectively. The increase for the quarter of $32,000 or 6.0% was due primarily to increases in salaries and employee benefits of $40,100 for the quarter and $91,000 for the six-month period. The growth in salaries and benefits is the result of bank growth and the addition of the secondary market loan division in October, 2000. The growth in salaries and benefits was partially offset by a decline in professional services expense as the Bank has sought to reduce its reliance on outside professionals.

INCOME TAX BENEFIT (EXPENSE). Income tax expense was $102,200 and $143,200 for the three and six months ended June 30, 2001, compared to a tax benefit of $244,400 during the 2000 periods. The tax benefit during the 2000 periods related to the reversal of valuation allowances related to its net deferred tax assets. During the year ended December 31, 2000, the Company used approximately $320,000 in tax loss carryforwards to offset taxable income. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. During the six months ended June 30, 2000, the Company had a valuation allowance for its net deferred tax assets. Based on its current earnings and other factors, the Company determined that it was more likely than not that it would realize certain of its net deferred tax assets and reversed the corresponding valuation allowance during the quarter ended June 30, 2000.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

The Bank continued to experience strong asset growth during 2001. Total assets have increased $8.3 million, or 12.5% to $74.8 million at June 30, 2001 compared to $66.5 million at December 31, 2000. The increase in total assets was primarily attributable to a $4.2 million or 7.2% increase in the loan and loans held for sale portfolios. Also contributing to the increase in assets was a $5.0 million increase in federal funds sold as the Bank has sought to improve liquidity. Funding for the Bank's asset growth came primarily from increased deposits and advances from the Federal Home Loan Bank of Cincinnati (FHLB). At June 30, 2001, deposits totaled $61.5 million, a $2.8 million, or 4.8%, increase over deposits at December 31, 2000. Advances from FHLB totaled $5.0 million compared to no advances outstanding at December 31, 2000.

Stockholders' equity increased by $368,000 to $6,301,693 at June 30, 2001 from $5,933,693 at December 31, 2000. Net income for the period of $273,900 and a $32,100 increase in unrealized gain or loss on available-for-sale securities and net surplus from stock options accrued are the major sources of the increase. The remaining increase of $62,000 during the current period is due to the issuance of 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability  and to  promote  depositor  and  investor  confidence.  The  Bank
continues  to  be  in  compliance   with  all  applicable   regulatory   capital
requirements.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2001          2000
                                                                                --------     -----------
         Restructured loans                                                     $   -         $   -
         Non-accrual loans                                                       416,000       225,000
         Accruing loans past due 90 days or more                                    -             -
                                                                                --------      --------
                 Total                                                          $416,000      $225,000
                                                                                ========      ========

At June 30, 2001, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                       ----------------------------------
                                                                          2001                     2000
                                                                       ----------              ----------
         Balance, beginning of period                                  $  625,556              $  561,944

         Loans charged off                                                (36,562)                (89,123)
         Loan recoveries                                                   17,691                   5,345
                                                                       ----------              ----------
         Net charge-offs                                                  (18,871)                (83,778)

         Provision for loan losses                                         90,800                 107,172
                                                                       ----------              ----------
         Balance, end of period                                        $  697,485              $  585,338
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

At June 30, 2001, the Bank's ratio of loans to deposits was 100.6% compared to 99.4% at December 31, 2000. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and the use of FHLB advances to supplement deposits. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as a source of liquidity and earnings.

Kentucky National Properties, L.L.C., a limited liability company controlled by the Company's directors, is constructing an addition to the Bank's main office which is expected to be completed in August, 2001. It is anticipated that the Bank will lease these premises under a capital lease in an aggregate amount of $900,000 and incur monthly amortization expense of approximately $1,900 and monthly operating lease expense for the land rental of approximately $700. The monthly cash flow requirement under the lease obligations, including interest expense, will be approximately $10,500 per month.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2001, totaled $6.4 million compared to $3.4 million at June 30, 2000. The Bank's cash flows were provided mainly by financing activities, including $2.8 million from net deposit increases and $5.0 million from FHLB advances. During the quarter ended June 30, 2001, the Bank had bonds called totaling $500,000 with the proceeds invested in federal funds sold. Operating activities provided $197,100 in cash for the six months ended June 30, 2001 compared to $387,100 provided in cash for the six months ended June 30, 2000. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $3.9 million.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.0% respectively. At June 30, 2001, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations.

PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

              NUMBER    DESCRIPTION
              ------    ----------

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

              -------------
              * Incorporated by reference from the registrant's Registration Statement on Form S-4 (File No. 333-72371).
              ** Incorporated by reference from Registrant's Post- Effective Amendment No. 1 to Registration Statement on Form S-8
                   (File No. 333-72371).
              *** Incorporated by reference from the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
              **** Incorporated by reference from Registrant's  Registration
                   Statement on Form S-8 (File No. 333-41676).


     (b) During the quarter ended June 30, 2001, the Company did not file any current reports on Form 8-K.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               KENTUCKY NATIONAL BANCORP, INC.


Date: August 13, 2001                          By: /s/ Ronald J. Pence
                                                   -----------------------------
                                                   Ronald J. Pence, President
                                                   (Duly Authorized Represen-
                                                   tative and Principal
                                                   Financial Officer)