Form 10QSB
period 2001-09-30
KENTUCKY NATIONAL BANCORP INC
filed 2001-11-13
CIK 1078860

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         ------------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the Quarterly Period Ended September 30, 2001

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


     As of September 30, 2001, there were 248,920 shares of the Registrant's common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):

               Yes                     X   No
         -----                      ------

                        KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.
------

FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Condition as of September 30, 2001
   and December 31, 2000 (Unaudited)                                          3

Consolidated Statements of Income - (Unaudited) for the
   three and nine months ended September 30, 2001 and 2000                    4

Consolidated Statements of Cash Flows - (Unaudited)
   for the nine months ended September 30, 2001 and 2000                      5

Notes to Consolidated Financial Statements (Unaudited)                        7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      11


PART II.
-------

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    16

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,            DECEMBER 31,
                                                                              2001                     2000
                                                                         -------------             -----------
                               ASSETS

Cash and due from banks                                                  $ 1,491,554               $ 1,574,759
Federal funds sold                                                         3,237,000                   304,000
Investment securities:
  Securities available-for-sale                                            3,423,535                 3,305,870
  Securities held-to-maturity, at fair value                                 176,650                   152,300
Loans held for sale                                                          461,019                   258,535
Loans, net                                                                62,794,002                58,079,886
Premises and equipment                                                     2,126,476                 1,924,511
Accrued interest receivable and other assets                                 930,619                   901,432
                                                                         -----------               -----------

     Total assets                                                        $74,640,855               $66,501,293
                                                                         ===========               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                               $61,062,312               $58,675,405
  Federal Home Loan Bank advances                                          5,000,000                      --
  Obligations under capital leases                                         1,225,261                 1,260,482
  Accrued interest payable and other
    liabilities                                                              873,207                   631,713
                                                                         -----------               -----------

     Total liabilities                                                    68,160,780                60,567,600
                                                                         -----------               -----------
Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                 --                        --
  Common stock, $.01 par value;
    authorized 5,000,000 shares; issued and
    outstanding, 248,920 and 246,440 shares
    at September 30, 2001 and December 31,
    2000, respectively                                                         2,489                     2,464
  Surplus                                                                  5,526,903                 5,441,528
  Retained earnings                                                          902,693                   476,241
  Accumulated other comprehensive income                                      47,990                    13,460
                                                                         -----------               -----------

     Total stockholders' equity                                            6,480,075                 5,933,693
                                                                         -----------               -----------

Commitments and contingent liabilities                                          --                        --
                                                                         -----------               -----------

     Total liabilities and stockholders'
       equity                                                            $74,640,855               $66,501,293
                                                                         ===========               ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                           -----------------------    ------------------------
                                              2001         2000          2001          2000
                                           ----------   ----------    ----------    ----------
Interest income:
  Loans, including fees                   $ 1,476,969   $ 1,320,736   $ 4,456,485   $ 3,731,264
  Securities                                   53,779        57,065       168,404       166,379
  Federal funds sold                           46,059        26,729       116,327        63,057
                                          -----------   -----------   -----------   -----------
     Total interest income                  1,576,807     1,404,530     4,741,216     3,960,700
                                          -----------   -----------   -----------   -----------

Interest expense:
  Deposit accounts                            525,048       525,589     1,644,427     1,416,985
  Certificates of deposit over $100,000       250,691       232,102       782,408       641,006
  Interest expense - federal funds               --            --            --           1,187
  Interest expense - FHLB advances             61,447          --         159,535          --
  Interest expense - capital lease             32,725        33,251        98,576       100,134
                                          -----------   -----------   -----------   -----------

     Total interest expense                   869,911       790,942     2,684,946     2,159,312
                                          -----------   -----------   -----------   -----------

     Net interest income                      706,896       613,588     2,056,270     1,801,388

Provision for loan losses                      46,000        55,200       136,800       162,372
                                          -----------   -----------   -----------   -----------
     Net interest income after
       provision for loan losses              660,896       588,388     1,919,470     1,639,016
                                          -----------   -----------   -----------   -----------

Other income:
  Service charges and fees                    144,069       100,737       376,335       266,003
  Net gain on sale of loans                    48,132          --         122,844          --
  Credit life and accident insurance            5,604         7,647        17,748        42,894
                                          -----------   -----------   -----------   -----------

                                              197,805       108,384       516,927       308,897
                                          -----------   -----------   -----------   -----------

Other expenses:
  Salaries and employee benefits              315,671       272,167       898,564       763,897
  Net occupancy expense                        46,679        33,271       121,466       103,442
  Advertising                                  25,953        28,454        72,773        88,612
  Data processing                              56,266        67,910       153,858       159,566
  Postage, telephone and supplies              34,465        26,517       100,936        84,162
  Bank franchise tax                           20,148        17,664        59,387        50,812
  Directors fees                               15,088        15,088        47,096        36,108
  Professional services                        28,150        49,124        94,850       170,799
  Other operating expenses                     87,292        87,073       241,372       209,308
                                          -----------   -----------   -----------   -----------
                                              629,712       597,268     1,790,302     1,665,706
                                          -----------   -----------   -----------   -----------
Income before income taxes                    228,989        69,504       646,095       282,207

Income tax expense (benefit)                   76,443        20,561       219,642      (223,800)
                                          -----------   -----------   -----------   -----------
Net income                                $   152,546   $    48,943   $   426,453   $   506,007
                                          ===========   ===========   ===========   ===========

Earnings per share
    Basic                                 $      0.61   $      0.20   $      1.72   $      2.08
                                          ===========   ===========   ===========   ===========

    Diluted                               $      0.61   $      --     $      1.70   $      --
                                          ===========   ===========   ===========   ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                        2001          2000
                                                    -----------    -----------
Operating activities:
     Net income                                     $   426,453    $   506,007
     Adjustments to reconcile net income to net
              cash provided (used) by operating
              activities:
         FHLB stock dividend                            (16,900)       (12,400)
         Provision for loan losses                      136,800        162,372
         Provision for depreciation, amortization
           and accretion, net                            98,490         78,782
         Incentive stock option compensation             23,400         59,800
         Deferred tax                                     2,855       (223,800)
         Change in assets and liabilities:
              Loans held for sale                      (202,484)          --
              Accrued interest receivable
               and other assets                         (49,830)      (206,532)
              Accrued interest payable                  303,494        245,678
                                                    -----------    -----------
                  Net cash provided by
                    operating activities                722,278        609,907
                                                    -----------    -----------
Investing activities:
     Activity in available-for-sale securities:
          Purchases                                     (48,448)    (1,101,019)
     Activity in held-to-maturity securities:
          Maturities, prepayments and calls                --           27,700
          Purchases                                     (24,350)          --
     Net increase in loans                           (4,850,916)    (7,809,293)
     Purchases of premises and equipment               (300,455)       (37,507)
                                                    -----------    -----------
                  Net cash used in investing
                    activities                       (5,224,169)    (8,920,119)
                                                    -----------    -----------
Financing activities:
     Net increase in deposits                         2,386,907      8,409,002
     Payments on capital lease obligations              (35,221)       (34,353)
     Net increase in Federal Home Loan advances       5,000,000           --
                                                    -----------    -----------
                  Net cash provided by financing
                    activities                        7,351,686      8,374,649
                                                    -----------    -----------
Net increase in cash and cash
  equivalents                                         2,849,795         64,437

Cash and cash equivalents, beginning of period        1,878,759      2,925,188
                                                    -----------    -----------

Cash and cash equivalents, end of period            $ 4,728,554    $ 2,989,625
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                              $ 2,721,436    $ 2,040,589
                                                    ===========    ===========
Federal Home Loan Bank Stock dividend
   received                                         $    16,900    $    12,400
                                                    ===========    ===========
Total increase (decrease) in unrealized
   gain on securities available-for-sale            $    52,317    $   (19,544)
                                                    ===========    ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NONCASH TRANSACTIONS:
During the nine month period ended September 30, 2001, the Company issued 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2000 in the amount of $62,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

2.   COMPREHENSIVE INCOME

     At September 30, 2001 and December 31, 2000, the Bank held securities classified as available-for-sale, which have net unrealized gains of $72,712 and $20,394, respectively. The before and after tax amount and tax expense of this component of comprehensive income at September 30, 2001 and December 31, 2000 is summarized below:

                                                              BEFORE              TAX                  AFTER
                                                                TAX              EXPENSE                TAX
                                                            ---------           ---------            ---------
    SEPTEMBER 30, 2001
       Unrealized holding gains                             $  52,317           $  17,787            $  34,530
       Reclassification adjustment
         for gains included in net
         income                                                  --                  --                   --
                                                            ---------           ---------            ---------

                                                            $  52,317           $  17,787            $  34,530
                                                            =========           =========            =========

     DECEMBER 31, 2000
       Unrealized holding gains                             $  33,909           $  11,529            $  22,380
       Reclassification adjustment
         for gains included in net
         income                                                  --                  --                   --
                                                            ---------           ---------            ---------

                                                            $  33,909           $  11,529            $  22,380
                                                            =========           =========            =========

3.   FEDERAL HOME LOAN BANK ADVANCES

     During 1999, the Bank entered into a blanket agreement for advances with the Federal Home Loan Bank (FHLB). The Bank had $5,000,000 in advances outstanding at September 30, 2001 and no advances outstanding at December 31, 2000. Advances from FHLB are payable at maturity with interest payable monthly, and are summarized as follows:

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

3. FEDERAL HOME LOAN BANK ADVANCES, CONTINUED

                                                              INTEREST          SEPTEMBER 30,   DECEMBER 31,
                                            MATURITY            RATE               2001             2000
                                            --------          --------          ----------      ------------

     Long-term Borrowings                   1/19/11           5.44%             $2,000,000             -
                                            1/24/11           4.60%              1,000,000             -
                                            3/09/11           5.22%              1,000,000             -
                                            3/14/11           4.22%              1,000,000             -
                                                                                ----------       ----------

                                                                                $5,000,000             -
                                                                                ==========       ==========

     Mortgage loans and all FHLB stock are pledged to the FHLB as collateral on advances.

4.   EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the nine months ended September 30, 2001 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method. Diluted earnings per share does not include the effect of outstanding options to purchase 40,000 and 16,000 shares of common stock in 2001 and 2000 respectively as their effect is antidilutive.

     The  following  data show the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at September 30, 2001 and 2000.

                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                             2001                      2000
                                                                       -----------------         -----------------
             Income  available to common  stock-  holders used in
             basic and diluted   EPS                                       $426,453                  $506,007
                                                                       =================         =================
             Weighted  average  number of common  shares  used in
             basic EPS                                                      248,300                   243,578
                                                                       =================         =================
             Effect of dilutive securities:
               Stock-based compensation plan                                  1,884                    na

                                                                       =================         =================
             Weighted number of common shares and dilutive
             potential common stock used in dilutive EPS                    250,184                    na
                                                                       =================         =================

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

5.   RECLASSIFICATIONS

     Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

6.   LEASE COMMITMENT

     The related party from which the Bank leases its main office facilities has completed construction of expansion of that facility. The Bank is in the process of finalizing lease arrangements and expects to combine these leasing arrangements with existing related party lease arrangements for the main office facility. Construction and land costs of the related party for the new expansion were approximately $925,000 and $120,000, respectively. Finalization of the lease arrangements will result in additional monthly lease payments of $10,500. The recordation of additional premises and obligations under capital leases of approximately $925,000 will result in increased monthly amortization of premises under capital leases of approximately $1,900. Monthly operating lease rental expense for land will increase approximately $1,200 per month. The Bank occupied the expansion facilities in September, 2001 and accrued $10,500 for expected costs under the anticipated finalized lease arrangements in September, 2001. The Bank expended approximately $300,000 for equipment in the quarter ended September 30, 2001 to furnish the expansion facilities resulting in additional monthly depreciation expense of $4,200 in September, 2001.

7.   INCOME TAXES

     The Company and the Bank file a consolidated income tax return. The Bank is charged or credited the amount equal to the income tax that would have been applicable on a separate return basis.

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the nine months ended September 30, 2001 and 2000 were as follows:

                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                           2001           2000
                                                                       ------------     ---------
           Current                                                       $242,500        $   --
           Deferred                                                       (22,900)        (233,800)
                                                                         --------        ---------

                                                                         $219,600        $(233,800)
                                                                         ========        =========

     Deferred income tax assets net of deferred tax liabilities were approximately $191,000 and $185,900 at September 30, 2001 and December 31, 2000, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At September 30, 2001 and December 31, 2000 deferred tax assets and liabilities are composed of the following:

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                            2001           2000
                                                                       -------------    -----------
             Deferred tax assets:
               Allowance for loan losses                               $   205,100      $   156,900
               Startup costs                                                21,600           35,500
               Organization costs                                           14,400           25,100
               Stock options                                                46,800           38,900
                                                                       -----------      -----------
                                                                           287,900          256,400
                                                                       -----------      -----------

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)



7. INCOME TAXES, CONTINUED

             Deferred tax liabilities:
               Federal Home Loan Bank stock             (15,500)         (9,800)
               Accumulated depreciation                 (56,700)        (53,800)
               Available-for-sale securities            (24,700)         (6,900)
                                                    -----------     -----------
                                                        (96,900)        (70,500)
                                                    -----------     -----------

             Net deferred tax asset                 $   191,000     $   185,900
                                                    ===========     ===========


     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                                           2001                   2000
                                                                       ------------           -------------

             U.S. federal income tax                                   $   219,700               $    --
             Changes from statutory tax:
               Other, net                                                     (100)                   --
                                                                       -----------               ----------
             Income tax expense                                        $   219,600               $    --
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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

NET INCOME. Net income for the quarter ended September 30, 2001 was $152,500 or $0.61 per diluted share compared to a net income of $48,900 or $.20 per share for the same period last year, an increase of $103,600 or $0.41 per share. Year to date net income at September 30, 2001 was $426,500 or $1.70 per diluted share compared to net income of $506,000 or $2.08 per share for the same period in 2000.

Income before income taxes for the three and nine months ended September 30, 2001 was $229,000 and $646,100, respectively, compared to $69,500 and $282,200 for the same periods last year, an increase of $159,500 (229.5%) and $363,900 (129.0%), respectively. The increases in pre-tax income were due to an increase in net interest income of $93,300 and $254,900, an increase in other income of $89,400 and $208,000 and a decrease in the provision for loan losses of $9,200 and $25,600. These increases were partially offset by increases in other expenses of $32,400 and $124,600. The overall decrease in net income for the nine months ended at September 30, 2001 compared to the same period last year was due largely to the recording of income tax expense of $219,600 during the 2001 period as compared to an income tax benefit of $223,800 for the same period last year. During the year ended December 31, 2000, the Company used approximately $320,000 in tax loss carryforwards to offset taxable income.

NET INTEREST INCOME. Net interest income increased $93,300 or 15.2% to $706,900 for the three months ended September 30, 2001 compared to $613,600 for the three months ended September 30, 2000. Year to date net interest income was $2.1 million and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively, an increase of $254,900 or 14.2% between periods. This increase reflects the continued growth in interest-earning assets. Total average interest-earning assets for the nine months ended September 30, 2001 increased by approximately $12.2 million with a decrease in average yield of 14 basis points, while average interest-bearing liabilities increased by approximately $11.2 million with an increase in average costs of approximately 7 basis points. The decrease in yield on assets for the period ending September 31, 2001 is due to lower market rates generally with a sharp decline in the yield on federal funds sold. The increase in the Bank's cost of funds reflects an increase in 24-
month certificates of deposits which the Bank marketed aggressively during the second and third quarters of 2000 to fund the growing loan portfolio. These certificates of deposit bore interest at rates between 6.75% to 7.25%. As a result of these changes, the Bank's interest rate spread decreased to 3.21% for the nine months ended September 30, 2001 compared to 3.42% for the nine months ended September 30, 2000. Net interest margin decreased to 3.96% for the 2001 period compared to 4.21% for the 2000 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $46,000 and $55,200 for the quarters ended September 30, 2001 and 2000, respectively. The year to date provision for loan losses was $136,800 and $162,400 for the nine months ended September 30, 2001 and 2000, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At September 30, 2001, the Bank's allowance for loan losses was $737,700 or 1.17% of the gross loan portfolio.

OTHER INCOME. Other income was $197,800 and $108,400 for the quarters ended September 30, 2001 and 2000, respectively. Year to date other income was $516,900 and $308,900 for the nine months ended September 30, 2001 and 2000, respectively. The increase for the quarter of $89,400 or 82.5% is reflective of the continued growth of loans and deposits and the net gain on sale of loans from the addition of the secondary market loan division in October, 2000. The Bank's secondary market activities benefited from a decline in interest rates during 2001 which triggered a wave of refinancing.

OTHER EXPENSE. Other expense was $629,700 and $597,300 for the quarters ended September 30, 2001 and 2000, respectively. Year to date other expense was $1.8 million and $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. The increases for the quarter of $32,400 or 5.4% and for the year to date of $124,600 or 7.5% were due primarily to increases in salaries and employee benefits of $43,500 for the quarter and $134,700 for the nine-month period. The growth in salaries and benefits is the result of bank growth and the addition of the secondary market loan division in October, 2000. The growth in salaries and benefits was partially offset by a decline in professional services expense as the Bank has sought to reduce its reliance on outside professionals.

INCOME TAX BENEFIT (EXPENSE). Income tax expense was $76,400 and $219,600 for the three and nine months ended September 30, 2001, compared to a tax expense of $20,600 for the quarter ended September 30, 2000 and a tax benefit of $223,800 for the nine months ended September 30, 2000. The tax benefit during the 2000 period related to the reversal of valuation allowances related to net deferred tax assets. During the year ended December 31, 2000, the Company used approximately $320,000 in tax loss carryforwards to offset taxable income. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. During the nine months ended September 30, 2000, the Company had a valuation allowance for its net deferred tax assets. Based on its current earnings and other factors, the Company determined that it was more likely than not that it would realize certain of its net deferred tax assets and reversed the corresponding valuation allowance during the nine months ended September 30, 2000.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

The Bank continued to experience strong asset growth during 2001. Total assets have increased $8.1 million, or 12.2% to $74.6 million at September 30, 2001 compared to $66.5 million at December 31, 2000. The increase in total assets was primarily attributable to a $4.9 million or 8.4% increase in the loan and loans held for sale portfolios. Also contributing to the increase in assets was a $2.9 million increase in federal funds sold as the Bank has sought to improve liquidity. Funding for the Bank's asset growth came primarily from increased deposits and advances from the Federal Home Loan Bank of Cincinnati (FHLB). At September 30, 2001, deposits totaled $61.1 million, a $2.4 million, or 4.1%, increase over deposits at December 31, 2000. Advances from FHLB totaled $5.0 million compared to no advances outstanding at December 31, 2000.

Stockholders' equity increased by $546,382 to $6,480,075 at September 30, 2001 from $5,933,693 at December 31, 2000. Net income for the period of $426,500 and a $57,900 increase in unrealized gain or loss on available-for-sale securities and net surplus from stock options accrued are the major sources of the increase. The remaining increase of $62,000 during the current period is due to the issuance of 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability  and to  promote  depositor  and  investor  confidence.  The  Bank
continues  to  be  in  compliance   with  all  applicable   regulatory   capital
requirements.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                        2001          2000
                                                   ------------   ------------
         Restructured loans                           $   --       $   --
         Non-accrual loans                             716,000      225,000
         Accruing loans past due 90 days or more          --           --
                                                      --------     --------

                 Total                                $716,000    $225,000
                                                      ========    ========

At September 30, 2001, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------
         Balance, beginning of period            $  625,556     $  561,944

         Loans charged off                          (46,535)      (169,308)
         Loan recoveries                             21,878          7,369
                                                 ----------     ----------
         Net charge-offs                            (24,657)      (161,939)

         Provision for loan losses                  136,800        162,372
                                                 ----------     ----------
         Balance, end of period                  $  737,699     $  562,377
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

At September 30, 2001, the Bank's ratio of loans to deposits was 103.6% compared to 99.4% at December 31, 2000. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and the use of FHLB advances to supplement deposits. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the sale of participations in loans and the creation of an investment securities portfolio that can be used as a source of liquidity and earnings.

Kentucky National Properties, L.L.C., a limited liability company controlled by the Company's directors, has completed construction of an addition to the Bank's main office facility. The Bank is in the process of finalizing lease arrangements and expects to combine these leasing arrangements with existing related party lease arrangements for the main office facility. Construction and land costs of the related party for the new expansion were approximately $925,000 and $120,000, respectively. Finalization of the lease arrangements will result in additional monthly lease payments of $10,500. The recordation of additional premises and obligations under capital leases of approximately $925,000 will result in increased monthly amortization of premises under capital leases of approximately $1,900. Monthly operating lease rental expense for land will increase approximately $1,200 per month. The Bank occupied the expansion facilities in September, 2001 and accrued $10,500 for expected costs under the anticipated finalized lease arrangements in September, 2001. The Bank expended approximately $300,000 for equipment in the quarter ended September 30, 2001 to furnish the expansion facilities resulting in additional monthly depreciation expense of $4,200 in September, 2001.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2001, totaled $4.7 million compared to $3.0 million at September 30, 2000. The Bank's cash flows were provided mainly by financing activities, including $2.4 million from net deposit increases and $5.0 million from FHLB advances. During the quarter ended September 30, 2001, the Bank had purchases of furniture and equipment for the new addition totaling $300,000. Operating activities provided $722,300 in cash for the nine months ended September 30, 2001 compared to $609,900 provided in cash for the nine months ended September 30, 2000. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $4.9 million.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.0% respectively. At September 30, 2001, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations.

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


     (b) During the quarter ended September 30, 2001, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          KENTUCKY NATIONAL BANCORP, INC.


Date: November 13, 2001                   By: /s/ Ronald J. Pence
                                              -------------------------------
                                              Ronald J. Pence, President
                                              (Duly Authorized Represen-
                                               tative and Principal
                                               Financial Officer)