Form 10KSB40
period 2001-12-31
KENTUCKY NATIONAL BANCORP INC
filed 2002-04-01
CIK 1078860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                   FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period __________ to __________

                          Commission File No. 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          INDIANA                                                61-1345603
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1000 NORTH DIXIE AVENUE, ELIZABETHTOWN, KENTUCKY                     42701
------------------------------------------------                 -------------
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

     Check  whether  the issuer:  (l) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
   ----       ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $7,080,102

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale of which the registrant was aware ($25 per share), was approximately $3.6 million as of March 15, 2002. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of March 15, 2002, there were issued and outstanding 248,920 shares of the registrant's common stock.

     Transitional Small Business Disclosure Format: YES     NO X
                                                       ---    ---

================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

     THE COMPANY. Kentucky National Bancorp, Inc. (the "Company") became the holding company for Kentucky National Bank (the "Bank") on May 18, 1999, by issuing and exchanging its stock on a share for share basis for the outstanding stock of the Bank. The transfer of stock between the entities under common control was accounted for at historical cost.

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

     The Bank's principal executive offices are located at 1000 North Dixie Avenue, Elizabethtown, Kentucky. Its main telephone number is (270) 737-6000. The Bank maintains a website at www.kentuckynational.com.
                                ------------------------
MARKET AREA

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

     Hardin County is currently home to approximately 94,000 persons. After contracting somewhat during the 1989 to 1994 period due to down-sizing of the Fort Knox Military Reservation, the county's population has grown during the two most recent years and is projected to continue to grow during the next five years. Although per capita personal income for Hardin County is below the level for the Commonwealth of Kentucky as a whole, median household income is higher. The county's current unemployment rate of 6.3% is slightly above that for the Commonwealth of Kentucky as a whole. Although the largest employer in Hardin County continues to be the Fort Knox Military Reservation, the county has experienced steady employment growth in the manufacturing and services sectors during recent years, a trend which is expected to continue due to the influence of automotive plants in the region.

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

     LOAN PORTFOLIO COMPOSITION. The following table provides information on the composition of the loan portfolio at the indicated dates.

                                                                                AT DECEMBER 31,
                                                            -----------------------------------------------------
                                                                   2001                            2000
                                                            ---------------------           ---------------------
                                                            AMOUNT            %             AMOUNT            %
                                                            ------          -----           ------          -----
                                                                               (DOLLARS IN THOUSANDS)
Real estate -- mortgage:
  Residential.............................................  $   36,295      55.55%          $  33,308       56.58%
  Commercial..............................................       7,553      11.56               5,093        8.65
  Agricultural............................................       1,867       2.86               1,595        2.71
Real estate-- construction................................       4,582       7.01               4,387        7.45
Consumer..................................................       8,632      13.21               8,874       15.07
Commercial and industrial.................................       6,409       9.81               5,615        9.54
                                                            ----------      -----           ---------       -----
                                                                65,338     100.00%             58,872      100.00%
                                                                           ======                          ======
Allowance for credit losses...............................        (707)                          (626)
Unearned fees and discounts...............................         (42)                          (166)
                                                            ----------                      ---------
Loans receivable, net ....................................  $   64,589                      $  58,080
                                                            ==========                      =========

     In addition to the above, the Bank had approximately $1.4 million and $258,500 in loans held for sale at December 31, 2001 and 2000, respectively. These loans consisted of fixed-rate residential mortgage loans originated for resale into the secondary market all of which were originated pursuant to purchase commitments from secondary market investors.

     LOAN MATURITY SCHEDULE. The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2001. Demand loans and loans which have no stated maturity are treated as due in one year or less. At December 31, 2001, the Company had loans totaling $1,109,300 due after one year with variable rates and $48,365,700 in such loans with fixed rates.

                                    DUE WITHIN            ONE TO FIVE           DUE OVER
                                     ONE YEAR                YEARS              FIVE YEARS          TOTAL
                                    ----------            -----------           ----------          -----
                                                                     (IN THOUSANDS)
Real estate -- mortgage:
  Residential....................   $   4,296              $  27,956            $   4,043         $  36,295
  Commercial.....................       1,471                  4,891                1,191             7,553
  Agricultural...................         172                  1,657                   38             1,867
Real estate-- construction.......       3,871                    505                  206             4,582
Consumer.........................       1,213                  6,584                  835             8,632
Commercial and industrial........       4,840                  1,341                  228             6,409
                                    ---------             ----------            ---------         ---------
                                    $  15,863             $   42,934            $   6,541         $  65,338
                                    =========             ==========            =========         =========

     REAL ESTATE LENDING. The Bank offers mortgage loans for the purchase or refinancing of residential and commercial real estate as well as construction and land development loans and second mortgages secured by the borrower's primary residence. The Bank's commercial mortgages are secured by multi-family residential properties, agricultural properties and commercial properties (primarily undeveloped real estate). Residential mortgage loans may be originated on either a fixed or variable rate basis. A majority of the residential and commercial mortgages currently in the Bank's portfolio feature a 30-year amortization period with a balloon payment after five years. Residential and commercial construction loans are generally originated on a variable rate basis. Substantially all of the Bank's real estate loans are secured by properties in Elizabethtown, Kentucky and surrounding areas. Under the Bank's loan policies, the permissible loan-to-value ratio for owner-occupied residential mortgages is 90% of the lesser of the purchase price or appraised value. Residential mortgage loans may be made with loan-to-value ratios in excess of 80% provided the borrower obtains private mortgage insurance for any loan amounts in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 75%. The maximum permissible loan-to-value ratio for residential construction loans is 85% and commercial construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 75% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower's primary residence provided that the aggregate indebtedness on the property does not exceed 90% of its value. Loan officers may make exceptions to lending policy within their lending limits. Exceptions to lending policy are reviewed monthly by the Board of Directors. At December 31, 2001, there were approximately $2.9 million in loans originated as exceptions to loan policies.

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

     The maximum amount which the Bank is permitted to lend not fully secured to any one borrower and their related interests may generally not exceed 15% of the Bank's unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Provided the amount in excess of 15% is fully secured by marketable collateral such as investment securities, the Bank may make loans up to 25% of unimpaired capital and surplus. Under these formulas, the Bank would have been permitted to lend up to $1,099,000 and $1,831,800, respectively, to any one borrower at December 31, 2001. At December 31, 2001, the largest amount outstanding to any one borrower and their related interests was $708,800 unsecured and $95,000 fully secured.

     The Office of the Comptroller of the Currency ("OCC") has adopted a three-year pilot program which permits well-capitalized and well-managed national banks to apply for authority to make residential real estate loans and small business loans to one borrower in excess of the general loans to one borrower limitation of 15% of unimpaired capital and surplus. The permissible excess amount would be the lesser of: (i) 10% of capital and surplus; or (ii) the percentage of capital and surplus in excess of 15% of capital and surplus permitted for such loans under the laws of the state in which the national bank's main office is located. Under Kentucky law, a bank may lend up to 20% of capital stock actually paid in and actual surplus unless the borrower pledges collateral or mortgages real or personal property which has a value (net of encumbrances) in excess of the debt in which case, the Kentucky bank may lend up to 30% of paid-in capital and actual surplus. Residential real property loans made under the pilot program could not exceed 80% of the property's value and in no event may a national bank lend more that $10 million to one borrower under the program. The total amount of loans made by a national bank under this authority could not exceed 100% of the bank's capital and surplus. The Bank has not participated in the OCC's pilot program and has not determined whether it will do so.

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

                                                                              AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2001               2000
                                                                       --------           --------
                                                                           (DOLLARS IN THOUSANDS)
Restructured loans...................................................  $       0          $       0
                                                                       ---------          ---------
Non-accrual loans:
   Real estate -- mortgage:
     Residential.....................................................        482                190
     Commercial......................................................          0                  0
     Agricultural....................................................          0                  0
   Real estate -- construction.......................................         56                 15
   Consumer..........................................................        106                 20
   Commercial and industrial.........................................          0                  0
                                                                       ---------          ---------
        Total nonaccrual loans.......................................        644                225
                                                                       ---------          ---------

Accruing loans past due 90 days or more:
   Real estate -- mortgage:
     Residential.....................................................          0                  0
     Commercial......................................................          0                  0
     Agricultural....................................................          0                  0
   Real estate -- construction.......................................          0                  0
   Consumer..........................................................          0                  0
   Commercial and industrial.........................................          0                  0
                                                                       ---------          ---------
       Total accruing loans past due 90 days or more.................          0                  0
                                                                       ---------          ---------
       Total non-accrual and past due loans..........................  $     644          $     225
                                                                       =========          =========

       Non-accrual and past due loans to gross loans.................       0.99%              0.38%
                                                                       =========          =========
       Allowance for credit losses to non-accrual and
          past due loans.............................................     109.78%            278.20%
                                                                       =========          =========

     During the year ended December 31, 2001, the Bank would have recorded interest income of $63,600 on non-accrual loans, if such loans had been current in accordance with their original terms for the period they were outstanding. The Bank included $14,200 in interest income on such loans during the year.

     At December 31, 2001, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

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

     Transactions in the allowance for loan losses during the years ended December 31, 2001 and 2000 were as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                         2001               2000
                                                                       --------           --------
                                                                           (DOLLARS IN THOUSANDS)
Beginning Balance....................................................  $     626          $    562
                                                                       ---------          --------

Charge-offs:
   Real estate -- mortgage:
      Residential....................................................        (26)                0
      Commercial.....................................................          0                 0
      Agricultural...................................................          0                 0
   Real estate -- construction.......................................          0                (9)
   Consumer..........................................................        (96)             (101)
   Commercial and industrial.........................................        (10)              (79)
                                                                       ----------         --------
          Total......................................................       (132)             (189)
                                                                       ---------          --------
Recoveries:
   Real estate -- mortgage:
     Residential.....................................................          0                18
     Commercial......................................................          0                 0
     Agricultural....................................................          0                 0
   Real estate -- construction.......................................          9                 0
   Consumer..........................................................          7                17
   Commercial and industrial.........................................         14                 0
                                                                       ---------          --------
         Total.......................................................         30                35
                                                                       ---------          --------

Net charge-offs......................................................       (102)             (154)
Provisions charged to operations.....................................        183               218
                                                                       ---------          --------
Ending balance.......................................................  $     707          $    626
                                                                       =========          ========
Average loans........................................................  $  62,750          $ 54,202
                                                                       =========          ========
Net charge-offs to average loans ....................................       0.16%             0.28%
                                                                       =========          ========

     Charge-offs during 2001 decreased $57,000 with a decrease in commercial and industrial loan charge-offs of $69,000 partially offset by an increase in residential real estate mortgage loan charge-offs of $26,000. Current year consumer charge-offs consist of several small loan amounts. Management determined that these borrowers would not have sufficient resources to repay the debt. The commercial and industrial loan charge-offs for the year ended December 31, 2000 include a $65,000 charge-off taken on loans to one borrower. Management determined that the borrower would not have sufficient resources to repay the debt based on the borrower's individual business circumstances.

     The following table shows the allowance for loan losses broken down by loan category at the dates indicated.

                                                                    AT DECEMBER 31,
                                            -------------------------------     -----------------------------
                                                       2001                                2000
                                            -------------------------------     -----------------------------
                                             RESERVE      PERCENT OF LOANS      RESERVE      PERCENT OF LOANS
                                             FOR EACH     IN EACH CATEGORY      FOR EACH     IN EACH CATEGORY
PORTFOLIO                                    CATEGORY      TO TOTAL LOANS       CATEGORY      TO TOTAL LOANS
---------                                   ----------    -----------------     ---------    ----------------
                                                                  (DOLLARS IN THOUSANDS)
   Real estate -- mortgage:
     Residential..........................  $     195           55.55%          $    181           56.58%
     Commercial...........................        154           11.56                 82            8.65
     Agricultural.........................         15            2.86                 --            2.71
   Real estate -- construction............          1            7.01                  1            7.45
   Consumer...............................        100           13.21                 70           15.07
   Commercial and industrial.............          32            9.81                191            9.54
   Unallocated............................        210            0.00                101            0.00
                                            ---------           -----           --------           -----
       Total..............................  $     707          100.00%          $    626          100.00%
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

     The Bank's investment securities portfolio currently consists of securities issued by the FHLB System and Federal National Mortgage Association. The following table shows the composition of the investment portfolio by major category at the dates indicated.

                                                                             AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2001               2000
                                                                       --------           --------
                                                                           (DOLLARS IN THOUSANDS)
U.S. government and federal agency securities........................  $   3,541          $   3,020
                                                                       ---------          ---------
      Total..........................................................  $   3,541          $   3,020
                                                                       =========          =========

     The following table sets forth the scheduled maturities,  market values and
average  yields  for  the  Bank's  investment   securities  and  mortgage-backed
securities portfolio at December 31, 2001.

                               ONE YEAR OR LESS     ONE TO FIVE YEARS     FIVE TO TEN YEARS     MORE THAN TEN YEARS
                             -------------------  ---------------------  --------------------   -------------------
                                        WEIGHTED              WEIGHTED               WEIGHTED              WEIGHTED
                             AMORTIZED  AVERAGE   AMORTIZED    AVERAGE   AMORTIZED    AVERAGE   AMORTIZED  AVERAGE
                               COST      YIELD      COST        YIELD       COST       YIELD      COST      YIELD
                             ---------  --------  ---------   --------   ---------   ---------  ---------  --------
                                                             (DOLLARS IN THOUSANDS)

U.S. government and federal
   agency securities.......  $       0      0%     $  2,993     5.91%   $    500      5.62%      $     0      0%
                             ---------             --------             --------                 -------

Total......................  $       0             $  2,993             $    500                 $     0
                             =========             ========             ========                 =======
                                      TOTAL INVESTMENT PORTFOLIO
                                    ------------------------------
                                                        WEIGHTED
                                    AMORTIZED   MARKET   AVERAGE
                                      COST       VALUE    YIELD
                                    ---------   ------  --------
U.S. government and federal
   agency securities.......         $  3,493     $ 3,541   5.87%
                                    --------     ------

Total......................         $  3,493     $ 3,541
                                    ========     ======

     At December 31, 2001, the Bank's other investments consisted of $176,700 in stock in the Federal Reserve Bank of St. Louis in which the Bank is required to invest as a national bank and $355,800 in Federal Home Loan Bank ("FHLB") of Cincinnati stock in which it is required to invest in order to be a member of the FHLB of Cincinnati.

     At December 31, 2001, the Bank had no investments in securities of a single issuer (other than the U.S. government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity.

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

         The Bank obtains deposits principally through its main and branch offices. The Bank also attracts deposits through its website. The Bank does not solicit brokered deposits. At December 31, 2001, the Bank had approximately $15 million in certificates of deposit and other time deposits of $100,000 or more.

     The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2001.

                                                               AMOUNT
                                                          --------------
                                                          (IN THOUSANDS)

    Three months or less..................................  $    5,099
    Over three through six months.........................       2,241
    Over six through 12 months............................       6,452
    Over 12 months........................................         749
                                                            ----------
    Total.................................................  $   14,541
                                                            ==========

     BORROWINGS. In addition to deposits, the Bank obtains funds for its operations through various forms of short-term borrowings including advances from the FHLB of Cincinnati and purchases of federal funds. FHLB advances may only be used for residential and small business lending. At December 31, 2001, the Bank had $7.0 million in outstanding advances from the FHLB of Cincinnati. Advances are secured by a blanket lien on all the Bank's residential mortgages and its FHLB stock. The Bank purchases federal funds from time to time from its correspondent bank primarily for cash management purposes.

     The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

                                                                              AT OR FOR THE
                                                                          YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                         2001               2000
                                                                       --------           --------
                                                                           (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
  FHLB advances......................................................  $   7,000          $      --
  Federal funds purchased............................................         --                 --

Weighted average rate paid on:
  FHLB advances......................................................       4.31%                --
  Federal funds purchased............................................         --                 --

Maximum amount of borrowings outstanding at any month end:
  FHLB advances......................................................  $   7,000          $      --
  Federal funds purchased............................................         --                 23

Approximate average amounts outstanding:
  FHLB advances......................................................  $   4,510          $      --
  Federal funds purchased............................................         14                 22

Approximate weighted average rate paid on:
  FHLB advances......................................................       4.99%                --%
  Federal funds purchased............................................       4.09               6.41

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Elizabethtown market area and elsewhere.

     The Bank's market area is a highly competitive, highly branched banking market. There are currently 11 FDIC-insured depository institutions with offices in Elizabethtown including several institutions affiliated with regional bank holding companies. Based on data compiled by the FDIC, the Bank had approximately 8.46% of the FDIC-insured deposits in Elizabethtown at June 30, 2001 (the latest date for which such data is available) ranking it sixth among FDIC-insured institutions in deposit market share. Competition in the market area for loans to small businesses and professionals, the Bank's target market, is intense, and pricing is important. Most of the Bank's competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not currently provide. Moreover, larger institutions operating in the Elizabethtown market may have access to borrowed funds at lower cost than will be available to the Bank. Deposit competition among institutions in the market area also is strong.

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

EMPLOYEES

     At December 31, 2001, the Bank had 30 full-time equivalent employees.


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

REGULATION OF THE BANK

     GENERAL. As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The OCC regularly examines the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its shareholders. In addition, the Bank is required to furnish quarterly and annual call reports to the OCC pursuant to the Federal Deposit Insurance ("FDI") Act. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a national bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

     The risk-based capital rules of the OCC require national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain servicing assets, purchased credit card relationships, deferred tax assets and credit-enhancing interest-only strips. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

     In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991, the OCC has also adopted regulations which classify national banks by capital levels and which require the OCC to take various prompt corrective actions in the event a national bank fails to satisfy the capital standards. Under these regulations, a well capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions.

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

     DEPOSIT INSURANCE. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the Bank Insurance Fund. Under the FDI Act, the FDIC is required to set semi-annual assessments for BIF-insured institutions to maintain the designated reserve ratio of the BIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the BIF. In the event that the BIF should fail to meet its statutory reserve ratio, the FDIC would be required to set semi-annual assessment rates for BIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio in not more than 15 years.

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however, are required to pay an assessment to the FDIC in an amount equal to 2.12 basis points times their assessable deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

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

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a national bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholder or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank's unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. National banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

ITEM 2.  PROPERTIES
-------------------

     The Bank leases both its main office at 1000 North Dixie Avenue and its branch office at Dolphin Drive and U.S. Highway 62 in Elizabethtown, Kentucky.

     The main office has 13,500 square feet of space and was constructed for the Bank by Kentucky National Properties, L.L.C. ("KNP"), a limited liability company in which each of the Bank's directors has a 10% ownership interest. In September, 2001 the Bank began occupying a new addition to the main office which was also built by KNP and entered into a new lease agreement for the entire main office complex. Rental payments are $22,500 per month during the initial term of the lease with provision for increase based on the percentage increase in the Consumer Price Index. The Bank leases its main office from the partnership under a ten-year lease with four successive renewal options of ten years each See "Item 12. Certain Relationships and Related Transactions."

     The Bank's branch office which opened in December, 1998 has 2,771 square feet of space. The office is leased under a five-year lease with provision for five renewals of five years each. During the initial term of the lease, rental payments are $2,540 per month for the building space plus an additional $1,724 per month for the land used for the drive-through teller window.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     There is currently no trading market for the Company's common stock and the Company has not paid any dividends. Under the Stock Transfer Agreement into which each shareholder has entered, shareholders must first offer shares to the Bank's Organizers prior to any transfer for value. At December 31, 2001, there were 248,920 shares outstanding and 323 shareholders of record.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The Company recorded its second consecutive year of profits in the Bank's fourth full year of operations in 2001. Net income for the year was $663,000 compared to income of $602,000 for the year ended December 31, 2000. On a pre-tax basis, the Company's earnings more than doubled to $1,008,000 in 2001 from $415,000 in 2000. Net income for the 2001 fiscal year benefited from continued growth in interest-earning assets resulting in an increase in interest income and related service charges and fee income. The Bank's secondary market division also contributed to the increase in net income for the year ended December 31, 2001. Net income for the 2000 fiscal year was helped in great measure by the tax benefit associated with the lifting of the valuation allowance relating to net deferred tax assets. The Bank continues to significantly increase its loan portfolio and has successfully attracted deposits from the community. It is management's intention to continue to grow the Bank's loan portfolio by attracting local deposits with superior service and competitive rates.

FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     GENERAL. Net income for the year ended December 31, 2001 was $662,700 ($2.64 diluted earnings per share) compared to net income of $601,700 ($2.43 diluted earnings per share) for the year ended December 31, 2000. Income before income taxes increased $593,600, or 143.1%, to $1,008,400 compared to $414,800 for the 2000 fiscal year. The increase in pre-tax income was due to an increase in net interest income of $396,700, an increase in other income of $319,800 and a decrease in provision for loan loss of $34,800. These improvements were partially offset by an increase in other expenses of $157,600. The small increase in net income for fiscal year 2001 was due to the recording of income tax expense of $345,700 as compared to an income tax benefit of $186,900 for fiscal year 2000. In accordance with Statement of Financial Accounting Standards No. 109, the Company determined that it was more likely than not that net deferred tax assets will be realized, and thus concluded that no valuation allowance was needed for deductible temporary differences. The valuation allowance relating to net deferred tax assets was lifted in fiscal year 2000 resulting in an income tax benefit of $323,200 offset by current and deferred income tax expense of $136,300.

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

     For the year  ended  December  31,  2001,  net  interest  income  increased
$396,700, or 16.2%, compared to the prior year. Interest income increased $873,500, or 16.0%, for the year ended December 31, 2001 while interest expense increased $476,800, or 15.9%. The increase in net interest income reflects the continued growth in interest-earning assets. Total average interest-earning assets increased by approximately $11,166,000, or 19.2%, with an decrease in average yield of 25 basis points while average interest-bearing liabilities increased by approximately $10,211,000, or 20.3%, with an decrease in average cost of 22 basis points. The Bank's net interest margin narrowed to 4.10% for fiscal year 2001 from 4.20% for fiscal year 2000.

     During the year ended December 31, 2001, the Bank reported net interest income, before provision for credit losses, of $2,844,100. Interest income (consisting of $5,977,300 interest and fees on loans, $195,100 in interest on securities and $156,600 in interest on federal funds sold and other income) totaled $6,329,000 while interest expense, which consisted of $3,094,200 in interest on deposits (including $988,400 on certificates of deposit over $100,000), $225,400 in interest on federal funds purchased and Federal Home Loan Bank ("FHLB") advances and $165,300 in interest on capital leases totaled $3,484,900. Interest on capitalized leases is expected to increase by $100,000 during 2002 as a result of the Bank's occupancy of the new addition to the main office.

     During the year ended December 31, 2000, the Bank reported net interest income, before provision for credit losses, of $2,447,400. Interest income (consisting of $5,142,400 interest and fees on loans, $200,100 in interest on securities and $112,900 in interest on federal funds sold and other income) totaled $5,455,500 while interest expense, which consisted of $2,873,100 in interest on deposits (including $892,400 on certificates of deposit over $100,000), $1,400 in interest on federal funds purchased and $133,600 in interest on capital leases totaled $3,008,100.

     The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

                                                                       YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                             2001                                      2000
                                               ---------------------------------       ----------------------------------
                                                                         AVERAGE                                 AVERAGE
                                               AVERAGE                   YIELD/        AVERAGE                    YIELD/
                                               BALANCE      INTEREST      COST         BALANCE       INTEREST      COST
                                               ---------    --------     -------       -------       --------    --------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Federal funds sold and other.............   $   3,641    $     157     4.31%        $    1,751    $     113      6.45%
   Securities...............................       3,021          195     6.45              2,871          200      6.97
   Loans held for sale......................         751           61     8.12                 31            4     12.90
   Loans, net of allowances (1).............      61,978        5,916     9.55             53,572        5,138      9.59
                                               ---------    ---------                  ----------    ---------
        Total interest-earning assets.......      69,391        6,329     9.12             58,225        5,455      9.37
                                                            ---------                                ---------
Non-interest-earning assets.................       4,772                                    4,056
                                               ---------                               ----------
        Total assets........................   $  74,163                               $   62,281
                                               =========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
  Savings and NOW...........................   $   6,321    $     165     2.61%        $    5,821    $     202      3.41%
  Money market..............................       1,948           67     3.43              1,571           66      4.23
  Other time deposits.......................      46,241        2,862     6.19             41,658        2,605      6.25
FHLB advances...............................       4,510          225     4.99                 --           --        --
Federal funds purchased.....................          14            1     4.09                 22            1      6.41
Capital lease obligations...................       1,532          165    10.77              1,283          134     10.43
                                               ---------    ---------                  ----------    ---------
        Total interest-bearing
             liabilities....................      60,566        3,485     5.75             50,355        3,008      5.97
                                                            ---------                                ---------
Non-interest-bearing deposits...............       6,566                                    5,912
Other liabilities...........................         763                                      541
Stockholders' equity........................       6,268                                    5,473
                                               ---------                               ----------
Total liabilities and equity................   $  74,163                               $   62,281
                                               =========                               ==========

Net interest income.........................                $   2,844                                $   2,447
                                                            =========                                =========

Net interest spread.........................                              3.37%                                     3.40%
                                                                         =====                                     =====

Net interest margin.........................                              4.10%                                     4.20%
                                                                         =====                                     =====

---------
(1)  Includes non-accrual loans.


     The following table allocates the changes in the components of the Bank's net interest income between the years ended December 31, 2001 and 2000. For each category of interest income and interest expense, changes are allocated to changes due to rate (prior year's average volume multiplied by the change in rate between periods) and changes due to volume (prior year's average rate times change in volume between periods). Changes due to changes in rate/volume (change in rate times change in volume) are allocated between change in volume and change in rate in proportion to the absolute dollar amounts of each.

                                                                  YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                                 2001     VS.     2000
                                                          -------------------------------------
                                                                             CHANGE DUE TO:
                                                          INCREASE/       ---------------------
                                                          DECREASE        RATE          VOLUME
                                                          --------        ----          ------
                                                                       (IN THOUSANDS)
Federal funds sold and other...........................   $     44       $    (37)    $      81
Investment securities..................................         (5)           (15)           10
Loans held for sale....................................         57             (1)           58
Loans, net of allowances...............................        778            (24)          802
                                                          --------       ---------    ---------
     Total interest-earning assets.....................        874            (77)          951
                                                          --------       ---------    ---------

Deposits...............................................        221            (89)          310
FHLB advances..........................................        225             --           225
Federal funds purchased................................         --             --            --
Capital lease obligations..............................         31              4            27
                                                          --------       --------     ---------
     Total interest-bearing liabilities................        477            (85)          562
                                                          --------       ---------    ---------
      Total............................................   $    397       $     10     $     387
                                                          ========       ========     =========

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 2001 was $182,800, compared to $217,600 for the year ended December 31, 2000. Net charge-offs for the year ended December 31, 2001 declined to $101,600 (0.16% of average loans) compared to $154,000 (0.28% of average loans) during the year ended December 31, 2000. There were no significant charge-offs requiring an additional provision during 2001, resulting in a decrease in the provision for loan losses for the year ended December 31, 2001. The Company makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At December 31, 2001, the Company's allowance for loan losses was $706,700, or 1.08% of the gross loan portfolio.
01
     OTHER INCOME. Other income for the year ended December 31, 2001 was $751,100 compared to $431,400 for the year ended December 31, 2000, an increase of $319,700, or 74.1%. Other income increased due to higher net gains on sale of loans and service charges and fees during 2001. Net gains on sale of loans increased from $10,700 in 2000 to $165,300 in 2001 and other income including secondary market service charges and fees increased from $17,100 in 2000 to $57,100 in 2001, reflecting the activity of the Bank's secondary market loan division which began operating in October 2000. The Bank's secondary market activities benefited from a decline in mortgage rates during 2001 which led to an unusually high level of mortgage refinancing. Service charges and fees increased to $501,700 from $353,900 in 2000 reflecting the continued growth in the Bank's loans and deposits. The Bank also recognized $6,000 in gain on sale of other real estate owned during fiscal year 2001. These increases were partially offset by a decline in credit life and accident insurance income which declined to $21,000 from $49,700 in 2000.

     OTHER EXPENSES. Other expenses for the year ended December 31, 2001 were $2,404,000 compared to $2,246,400 for the year ended December 31, 2000. Other expenses include salaries and employee benefits, advertising, professional services, postage, telephone and supplies, occupancy costs, directors' fees and various other operational expenses. The increases in other expenses reflect the growth of the Bank. Salaries and employee benefits increased relative to the increase in employees at the main office and branch office from Bank growth and the addition of a secondary market mortgage loan division in October, 2000. Occupancy expense includes land rent expense in 2001 of approximately $159,300 related to the main office and branch land leases. Rent and depreciation expense is expected to increase by approximately $42,000 during fiscal year 2002 as a result of occupying the new addition to the main office. The Bank will also incur higher utility and other expense as a result of the new addition. The addition of the secondary market mortgage loan division also increased salaries and employee benefits expense, postage, telephone and supplies and a variety of other categories of other operating expense. Equipment expenses increased as the Bank occupied expansion facilities in September, 2001 requiring additional capital expenditures and resulting in increased depreciation expense. The growth in salaries was partially offset by a decline in professional services expense as the Bank has sought to reduce its reliance on outside professionals.

     INCOME TAX EXPENSE (BENEFIT). For the year ended December 31, 2001, income tax expense was $345,700 compared to a $186,900 income tax benefit during 2000. The tax benefit during the 2000 period related to the reversal of valuation allowances primarily related to the Bank's net deferred tax assets. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences and established financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings and other factors, the Company determined in 2000 that it is more likely than not that it will realize certain of its net deferred tax assets and reversed the corresponding valuation allowance.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND DECEMBER 31, 2000

     The Company continued to experience steady asset growth during fiscal year 2001. Total assets increased by $10.4 million, or 15.7%, to $76.9 million at December 31, 2001 from $66.5 million at December 31, 2000. The Company's asset growth is primarily attributable to growth in the Bank's loan portfolio which increased by $6.5 million, or 11.2%, from $58.1 million at December 31, 2000 to $64.6 million at December 31, 2001. The Bank also increased its investment portfolio and federal funds sold from $3.8 million at December 31, 2000 to $4.9 million at December 31, 2001 as part of the Bank's formal liquidity plan. Loans held for sale increased by $1.1 million from $259,000 at December 31, 2000 to $1.4 million at December 31, 2001. Funding for the Bank's asset growth came primarily from advances from the FHLB of Cincinnati and increased deposits. FHLB advances totaled $7.0 million at December 31, 2001 compared to no advances outstanding at December 31, 2000. Deposits increased by $1.5 million, or 2.6%, from $58.7 million at December 31, 2000 to $60.2 million at December 31, 2001. The decrease in accrued interest receivable and other assets of approximately $43,200 was partially attributable to a decrease in deferred tax assets of approximately $19,100. The remainder of the decrease in accrued interest receivable and other assets was primarily attributable to a decrease in accrued interest receivable on loans resulting from the decline in interest rates from December 31, 2000 to December 31, 2001. The increase in accrued interest payable and other liabilities of approximately $286,100 is primarily attributable to an increase in federal income taxes payable to $336,000 compared to no federal income taxes payable at December 31, 2000. This increase was partially offset by a decrease in accrued interest payable due to a decline in interest rates from December 31, 2000 to December 31, 2001. Premises and equipment increased by $1.1 million and obligations under capital lease increased by $850,000 due to the expansion of the Bank's main office facilities. The Bank occupied the expansion in September, 2001. The Bank signed a new capital lease arrangement with Kentucky National Properties, L.L.C., a limited liability company controlled by the Company's directors, which combined the expansion lease with existing related party arrangements for the main office facility. The remaining increase in premises and equipment was a result of capital expenditures to furnish the expansion facilities.

     Management projects that the Bank will continue to meet its liquidity needs primarily through deposit growth and advances from the FHLB. Short and long-term advances, secured by the Bank's qualifying residential loan portfolio are available from the FHLB, should the need arise. The Bank plans to explore other sources of funding to meet liquidity needs.

     Stockholders' equity increased $774,200, or 13.0%, to $6.7 million at December 31, 2001 from $5.9 million at December 31, 2000 primarily due to the net income during the year, a $31,200 credit to surplus for compensation accrued as the result of the vesting of stock options and by the issuance of common stock totaling $62,000 for the settlement of directors' fees in lieu of cash payments. Stockholders' equity was increased by $18,300 in unrealized gains on available-for-sale securities, net of tax benefits. As a result of the holding company reorganization, stockholders' equity account was restated to equal the Bank's stockholders' equity net of retained deficit prior to the reorganization.

ASSET/LIABILITY MANAGEMENT

     Net interest income, the primary component of the Company's net income, arises from the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative amounts of such assets and liabilities. The Company manages its assets and liabilities by coordinating the levels of and gap between interest-rate sensitive assets and liabilities to minimize changes in net interest income and in the economic value of its equity despite changes in market interest rates. The Bank's Asset/Liability and Risk Management Committee meets on a weekly basis to monitor compliance with the Board's objectives. Among other tools used by the Asset/Liability and Risk Management Committee to monitor interest rate risk is a "gap" report which measures the dollar difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing within a given time period. Generally, during a period of rising interest rates, a negative gap position would adversely affect net interest income, while a positive gap would result in an increase in net interest income, while, conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

     The following table analyzes the Bank's interest-rate sensitivity at December 31, 2001. The table categorizes the Bank's assets and liabilities by their maturity or earliest repricing opportunity. For purposes of the table, it is assumed that 45% of demand and 56% of savings deposits mature within three months with the remainder maturing within the one-to-five year period.

                                                                             OVER 1
                                                          OVER 3 TO          THROUGH          OVER
                                       0-3 MONTHS         12 MONTHS          5 YEARS        5 YEARS(1)        TOTAL
                                       ----------         ---------          -------        ----------        -----
Rate-Sensitive Assets:
   Federal funds sold and other.......  $      788     $        --        $        --     $       --      $       788
   Securities.........................          --              --              3,029            512            3,541
   Federal Home Loan Bank stock.......          --              --                 --            356              356
   Federal Reserve stock..............          --              --                 --            177              177
   Loans held for sale................       1,371              --                 --             --            1,371
   Loans..............................       6,149           9,539             42,436          6,465           64,589
                                        ----------      ----------         ----------     ----------      -----------
        Total rate-sensitive assets...       8,308           9,539             45,465          7,510           70,822
                                        ----------     -----------         ----------     ----------      -----------
   Cash and due from banks............          --              --                 --          2,212            2,212
   Fixed assets.......................          --              --                 --          3,031            3,031
Other assets..........................          --              --                 --            858              858
                                        ----------     -----------        -----------     ----------      -----------
        Total assets..................  $    8,308     $     9,539        $    45,465     $   13,611      $    76,923
                                        ==========     ===========        ===========     ==========      ===========

Rate-Sensitive Liabilities:
  Deposits:
     Demand...........................  $    2,574     $        --        $     3,143     $       --      $     5,717
     Savings..........................       2,217              --              1,736             --            3,953
     Time.............................      12,464          28,068              2,018             --           42,550
  Other borrowings....................          13           2,038                 29          7,031            9,111
                                        ----------     -----------        -----------     ----------      -----------
        Total rate-sensitive
          liabilities.................      17,268          30,106              6,926          7,031           61,331
                                        ----------     -----------        -----------     ----------      -----------
  Demand deposits.....................          --              --                 --          7,966            7,966
  Accrued and other liabilities.......          --              --                 --            918              918
  Stockholders' equity................          --              --                 --          6,708            6,708
                                        ----------     -----------        -----------     ----------      -----------
        Total liabilities and equity..  $   17,268     $    30,106        $     6,926     $   22,623      $    76,923
                                        ==========     ===========        ===========     ==========      ===========

GAP...................................  $   (8,960)    $   (20,567)       $    38,539     $       479     $     9,491
Cumulative GAP........................      (8,960)        (29,527)             9,012           9,491
Cumulative GAP as a % of
     total assets.....................      (11.65)%        (38.39)%           11.72%          12.34%

-------------------------
(1) Includes non-rate-sensitive assets.

     As seen in the preceding table, for the first 365 days 77.2% of funding sources are estimated to reprice compared to 25.2% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to the Bank prime lending rate are different from those of short-term funding sources such as certificates of deposit.

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

     The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, advances from the FHLB of Cincinnati, principal and interest payments on loans, interest received on investment securities and federal funds purchased. Its principal funding commitments are for the origination or purchase of loans, the payment of maturing deposits, principal and interest payments on advances from FHLB, and obligations under capital leases for buildings and equipment. Deposits are considered the primary source of funds supporting the Bank's lending and investment activities.

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

     Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2001, totaled $3.0 million compared to $1.9 million at December 31, 2000. The Bank's cash flows were provided mainly by financing activities including $7.0 million in advances from the FHLB and $1.5 million from deposit increases. Operating activities provided $271,600 in cash. The Bank used these cash flows for its investing activities primarily to fund an increase in gross loans of $6.7 million, in investment purchases of $570,000, and in capital expenditures of $360,000.

     At December 31, 2001, the Bank had outstanding commitments to fund loans in the amount of approximately $8.2 million, including outstanding standby letters of credit of $179,000 and commitments to related parties of $627,600. It is anticipated that such commitments will be funded from cash on hand, federal funds purchased, FHLB borrowings, and future deposits increases.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and notes thereto presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.
Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

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

                                                                                                   CURRENT TERM
NAME                             AGE        POSITIONS WITH THE COMPANY                               TO EXPIRE
----                             ---        --------------------------                             -------------
Robert E. Robbins, M.D.          67         Chairman of the Board, Director of the Company            2002
                                            and the Bank
Lawrence P. Calvert              54         Chief Executive Officer, Director of the Company          2004
                                             and the Bank
Ronald J. Pence                  47         President, Director of the Company and the Bank           2003
Kevin D. Addington               39         Director of the Company and the Bank                      2003
Henry Lee Chitwood               56         Director of the Company and the Bank                      2003
Lois Watkins Gray                64         Director of the Company and the Bank                      2004
William R. Hawkins               44         Director of the Company and the Bank                      2004
Christopher G. Knight, M.D.      57         Director of the Company and the Bank                      2002
Allen McNutt                     58         Director of the Company and the Bank                      2002
Larry F. Witten                  47         Chief Lending Officer                                      --

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

     LAWRENCE P. CALVERT has served as the Chief Executive Officer of the Bank since its opening in October 1997. Mr. Calvert has over 28 years of experience in banking in Hardin County. Most recently, Mr. Calvert served as the Chief Executive Officer of The Cecilian Bank, a $100 million asset bank with five locations in Hardin

County. Mr. Calvert joined The Cecilian Bank in 1973 and left that bank in January of 1997 in order to help organize the Bank. Mr. Calvert has various other business interests in Hardin County and is serving as Chairman and director of the Elizabethtown Chamber of Commerce.

     RONALD J. PENCE has served as the President of the Bank since it opened for business in October 1997. He has over 21 years of banking experience in Hardin County, serving most recently as the Chief Financial Officer of The Cecilian Bank which he joined in 1978 and left in 1997 to assist in the formation of the Bank. Mr. Pence has numerous business interests in Hardin County and is active in civic affairs. He currently serves as a director and President of the Elizabethtown Rotary Club.

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

     LOIS WATKINS GRAY is the Superintendent of Schools for Hardin County, a position which she has held since 1992. Ms. Gray has served as an educator for ten years in Hardin County. She is also active in state and national educational and professional groups.

     WILLIAM R. HAWKINS is the founder and owner of Three Oaks Marketing and Development which markets satellite television systems. Operating under the name Starpath of Hardin County, Mr. Hawkins' company holds the rights for providing DirecTV programming for Hardin County. Mr. Hawkins is active in industry groups and trade associations having held numerous posts in the Satellite Broadcasting and Communication Association of America. Mr. Hawkins is also a founder of the
T. Howard Foundation, an educational foundation on whose board of directors he currently serves.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and the Bank and by each executive officer whose salary and bonus earned in fiscal year 2001 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries (the "Named Executive Officers").

                                                                                   LONG-TERM
                                                                               COMPENSATION AWARDS
                                         ANNUAL COMPENSATION                --------------------------
                                  ------------------------------------      RESTRICTED      SECURITIES
    NAME AND                                              OTHER ANNUAL        STOCK         UNDERLYING         ALL OTHER
PRINCIPAL POSITION       YEAR     SALARY    BONUS         COMPENSATION       AWARD(S)         OPTIONS        COMPENSATION
------------------       ----     ------    -----         ------------      ---------       ----------        ------------
Lawrence P. Calvert      2001    $ 122,500  $   --         $   --              --               --            $   8,095 (1)
Chief Executive Officer  2000      115,000      --             --              --            4,500                7,003
                         1999      115,000      --             --              --               --               10,695

Ronald J. Pence          2001    $ 122,500  $   --         $   --              --               --            $   6,935 (2)
President                2000      115,000      --             --              --            4,500                6,616
                         1999      115,000      --             --              --               --                9,593

------------
(1) Mr. Calvert's "Other Compensation" consisted of $1,895 in paid term life insurance premiums and $6,200 in deferred director fees for 2001.
(2) Mr. Pence's "Other Compensation" consisted of $735 in paid term life insurance premiums and $6,200 in deferred director fees for 2001.

     OPTION YEAR-END VALUE TABLE. The following table sets forth information concerning the value of options held by the Named Executive Officers at the end of fiscal year 2001. No options were exercised during fiscal year 2001. Options are considered in-the-money if the fair market value of the underlying securities exceeds the exercise price. Neither Mr. Calvert's nor Mr. Pence's options were in-the-money at December 31, 2001.

                                        NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                       UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                                         OPTIONS AT YEAR-END                      AT YEAR-END
                                    ----------------------------           ----------------------------
NAME                                EXERCISABLE    UNEXERCISABLE           EXERCISABLE    UNEXERCISABLE
----                                -----------    -------------           -----------    -------------
Lawrence P. Calvert                   9,000          1,500                   $   --          $   --
Ronald J. Pence                       9,000          1,500                   $   --          $   --

DIRECTOR COMPENSATION

     Directors do not receive separate compensation for their services on the Company's Board of Directors. Directors of the Bank are paid a retainer of $500 a month for each month in which there is only one board meeting and $700 per month for any month in which there is more than one meeting. Directors do not receive any additional fees for committee meetings.

     Under the Kentucky National Bancorp, Inc. Director Fee Deferral Plan (the "Director Plan"), directors may elect to receive shares of Common Stock in lieu of cash fees for their service. In order to participate in the Director Plan, directors must agree to defer receipt of all or a portion of their Board fees and will be entitled to receive shares of Common Stock with a fair market value equal to the fees deferred. Shares are distributed annually as soon as practicable after the calendar year for which shares have been earned. Upon shareholder approval of the Director Plan, each director received 644 shares for all director fees that had been deferred through December 31, 1999. Each director has elected to participate in the Director Plan and is eligible to receive 248 shares of Common Stock for fees deferred during 2001.

     Pursuant to the Kentucky National Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Option Plan"), each non-employee director received options to acquire 1,000 shares of Common Stock at an exercise price of $25.00 per share during fiscal year 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information regarding all persons known to the Company to have beneficially owned more than 5% of the Company's Common Stock as of December 31, 2001.

                                                                                 PERCENT OF SHARES
NAME AND ADDRESS                                 AMOUNT AND NATURE OF             OF COMMON STOCK
OF BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP(1)          OUTSTANDING(2)
-------------------                              -----------------------         -----------------
Robert E. Robbins                                   14,839 (3)                      5.95%
P.O. Box 2089
Elizabethtown, Kentucky  42701

Lawrence P. Calvert                                 16,373 (4)                      6.35%
1000 North Dixie Avenue
Elizabethtown, Kentucky  42701

Ronald J. Pence                                     22,372 (5)                      8.67%
1000 North Dixie Avenue
Elizabethtown, Kentucky  42701

Kevin D. Addington                                  14,040                          5.63%
701 W. Park Road
Elizabethtown, Kentucky  42701

Christopher G. Knight                               14,039                          5.62%
1109 Woodland Drive
Elizabethtown, Kentucky  42701

Larry F. Witten                                     16,190 (6)                      6.33%
1000 North Dixie Avenue
Elizabethtown, Kentucky  42701

Allen McNutt                                        14,039 (7)                      5.62%
109 Gaither Station Road
Elizabethtown, Kentucky  42701

-----------
(1) For purposes of this table, a person is deemed to be the beneficial owner of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes 667 shares which each of Messrs.
     Robbins, Addington, Knight and McNutt have the right to acquire, 9,000 shares which each of Messrs. Calvert and Pence have the right to acquire and 7,000 shares which Mr. Witten has the right to acquire pursuant to the exercise of options. Except as otherwise noted, ownership is direct, and the named persons exercise sole voting and investment power over the shares of the Common Stock.
(2) In calculating the percentage ownership of an individual or group, the number of shares outstanding is deemed to include any shares which the individual or group may acquire through the exercise of options within 60 days of the Record Date.
(3) Includes 12,000 shares held in his Individual Retirement Account ("IRA") and 1,924 shares held in a partnership of which he is the general partner.
(4)  Includes 6,000 shares held in his IRA.
(5)  Includes 6,566 shares held in his IRA.
(6)  Held jointly.
(7)  Includes 12,480 shares held jointly.

     (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table provides information as of December 31, 2001 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

                                                              BENEFICIAL OWNERSHIP (1)
                                                    -------------------------------------------------
                                                     NUMBER                        PERCENTAGE OF
NAME                                                OF SHARES                  SHARES OUTSTANDING (2)
----                                                ----------                 ----------------------
Robert E. Robbins, M.D.                               14,839  (3)                         5.95%
Lawrence P. Calvert                                   16,373  (4)                         6.35%
Ronald J. Pence                                       22,372  (5)                         8.67%
Kevin D. Addington                                    14,040                              5.63%
Henry Lee Chitwood                                     8,039                              3.22%
Lois Watkins Gray                                      5,039                              2.02%
William R. Hawkins                                     8,039  (6)                         3.22%
Christopher G. Knight, M.D.                           14,039                              5.62%
Allen McNutt                                          14,039  (7)                         5.62%

All directors and executive
  officers as a group (10 persons)                   133,009  (8)                        47.74%

-----------
(1) For definition of beneficial ownership, see footnote 1 to the table in Item 11(a) of this Annual Report on Form 10-KSB. Except as otherwise noted, ownership is direct and the named person has sole voting and investment power. Includes 9,000 shares which each of Messrs. Calvert and Pence have the right to acquire pursuant to the exercise of options and 667 shares which each director other than Messrs. Calvert and Pence has the right to acquire pursuant to the exercise of options.
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of December 31, 2001 held by that individual or group.
(3) Includes 12,000 shares held in his IRA and 1,924 shares held by a partnership of which he is the general partner.
(4)  Includes 6,000 shares held in his IRA.
(5)  Includes 6,566 shares held in his IRA.
(6)  Includes 6,480 shares held jointly.
(7)  Includes 12,480 shares held jointly.
(8) Includes 29,669 shares which directors and executive officers have the right to acquire pursuant to the exercise of options.

     (c) CHANGES IN CONTROL. Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     From time to time, it is expected that the Bank will engage in banking transactions with its directors, officers and their associates in the ordinary course of business. At December 31, 2001, $310,200 of loans were outstanding. Loans to directors and executive officers will only be made in the ordinary course of business of the Bank and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and will not involve more than the normal risk of collectibility or present other unfavorable features.

     The Bank leases its main office from Kentucky National Properties, L.L.C. ("KNP"), a limited liability company in which each of the directors has a 10% ownership interest. During 2001, the Bank paid KNP $186,000 in rent. In September 2001, the Bank began occupying a new addition to the main office which was also built by KNP and entered into a new lease agreement for the entire main office complex. The monthly rental under the new lease is $22,500 per month with provision for annual increase based on the percentage increase in the Consumer Price Index. The lease also provides that the Bank shall be responsible for all real estate property taxes during the term of the lease. The lease is for a ten-year term with four successive renewal options of ten years each. During the term of the lease and any renewals thereof, the premises may only be used for a bank or banking institution unless the prior written consent of the lessor has been received.


                                     PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a)  Exhibits List. The following exhibits are either filed as part of this
          -------------
          Annual Report on Form 10-KSB or incorporated herein by reference:

         NO.                        DESCRIPTION
         --                         -----------

         3.1      Articles of Incorporation                                    *
         3.2      Bylaws                                                       *
         4        Form of Common Stock Certificate                             *
         10.1     Restrictive Stock Transfer Agreement                         *
         10.2     Organizational Stock Option and Incentive Plan +            **
         10.3     Lease Agreement, dated September 1, 2001, between
                      Kentucky National Properties, L.L.C. and
                      Kentucky National Bank
         10.4     Kentucky National Bancorp, Inc. 2000 Stock Option
                      and Incentive Plan +                                   ***
         10.5     Kentucky National Bancorp, Inc. Director Fee
                      Deferral Plan  +                                       ***
         21       Subsidiaries of the Registrant
         23       Consent of EKW & Associates, llp

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

                         KENTUCKY NATIONAL BANCORP, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Changes in
     Stockholders' Equity                                                   F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-8

                     [LETTERHEAD OF EKW & ASSOCIATES, llp]





                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Kentucky National Bancorp, Inc. and Subsidiary
Elizabethtown, Kentucky


We have audited the accompanying consolidated statements of condition of Kentucky National Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kentucky National Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ EKW & Associates, llp

Owensboro, Kentucky
February 20, 2002

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

                           DECEMBER 31, 2001 AND 2000

                                                                                     DECEMBER 31
                                                                          -----------------------------------
                                                                              2001                    2000
                                                                          -----------             -----------
                               ASSETS

Cash and due from banks                                                   $ 2,211,755             $ 1,574,759
Federal funds sold                                                            788,000                 304,000
Investment securities available-for-sale                                    3,540,810               3,019,970
Federal Home Loan Bank Stock, at cost                                         355,800                 285,900
Federal Reserve Stock, at cost                                                176,650                 152,300
Loans held for sale                                                         1,370,740                 258,535
Loans, net                                                                 64,589,393              58,079,886
Premises and equipment, net                                                 3,031,510               1,924,511
Accrued interest receivable and other assets                                  858,240                 901,432
                                                                          -----------             -----------

     Total assets                                                         $76,922,898             $66,501,293
                                                                          ===========             ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $60,186,450             $58,675,405
  Federal Home Loan Bank advances                                           7,000,000                    -
  Obligations under capital leases                                          2,110,760               1,260,482
  Accrued interest payable and other
    liabilities                                                               917,778                 631,713
                                                                          -----------             -----------

     Total liabilities                                                     70,214,988              60,567,600
                                                                          -----------             -----------

Commitments and contingent liabilities                                             --                      --
                                                                          -----------             -----------
Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                    --                      --
  Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 248,920 and 246,440 shares
    at December 31, 2001 and 2000,
    respectively                                                                2,489                   2,464
  Surplus                                                                   5,534,703               5,441,528
  Retained earnings                                                         1,138,946                 476,241
  Accumulated other comprehensive
    income                                                                     31,772                  13,460
                                                                          -----------             -----------
     Total stockholders' equity                                             6,707,910               5,933,693
                                                                          -----------             -----------
     Total liabilities and stockholders'
       Equity                                                             $76,922,898             $66,501,293
                                                                          ===========             ===========

          See accompanying notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                     DECEMBER 31
                                                                          -----------------------------------
                                                                             2001                    2000
                                                                          -----------             -----------
Interest and dividend income:
  Loans, including fees                                                   $ 5,977,291             $ 5,142,388
  Securities                                                                  195,053                 200,149
  Federal funds sold and other income                                         156,617                 112,942
                                                                          -----------             -----------

     Total interest and dividend income                                     6,328,961               5,455,479
                                                                          -----------             -----------

Interest expense:
  Deposit accounts                                                          2,105,817               1,980,629
  Certificates of deposit over $100,000                                       988,399                 892,417
  Federal funds purchased                                                         564                   1,425
  Federal Home Loan Bank advances                                             224,796                      --
  Capital leases                                                              165,293                 133,639
                                                                          -----------             -----------

     Total interest expense                                                 3,484,869               3,008,110
                                                                          -----------             -----------

     Net interest income                                                    2,844,092               2,447,369

Provision for loan losses                                                     182,800                 217,572
                                                                          -----------             -----------

     Net interest income after provision
       for loan losses                                                      2,661,292               2,229,797
                                                                          -----------             -----------

Other income:
  Service charges and fees                                                    501,717                 353,874
  Credit life and accident insurance                                           20,972                  49,678
  Net gain on sale of loans                                                   165,263                  10,659
  Gain on sale of other real estate owned                                       6,063                      --
  Other income                                                                 57,126                  17,161
                                                                          -----------             -----------

                                                                              751,141                 431,372
                                                                          -----------             -----------
Other expenses:
  Salaries and employee benefits                                            1,211,655               1,043,663
  Data processing                                                             199,346                 213,385
  Net occupancy expense                                                       159,307                 151,245
  Advertising                                                                  99,124                 117,224
  Postage, telephone and supplies                                             132,651                 112,666
  Directors fees                                                               55,800                  45,918
  Bank franchise tax                                                           77,992                  68,476
  Equipment expense                                                           123,310                  89,907
  Insurance expense                                                             8,395                   7,776
  Professional services                                                       131,890                 210,916
  Other operating expenses                                                    204,536                 185,211
                                                                          -----------             -----------

                                                                            2,404,006               2,246,387
                                                                          -----------             -----------

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                     DECEMBER 31
                                                                          -----------------------------------
                                                                             2001                    2000
                                                                          -----------             -----------
     Income before income taxes                                           $ 1,008,427             $   414,782

Income tax expense (benefit)                                                  345,722                (186,926)
                                                                          -----------             -----------
     Net income                                                           $   662,705             $   601,708
                                                                          ===========             ===========

Earnings per share:
  Basic                                                                   $      2.67             $      2.46
                                                                          ===========             ===========
  Diluted                                                                 $      2.64             $      2.43
                                                                          ===========             ===========


          See accompanying notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                  ACCUMU-
                                                                                  LATED
                                                                                  OTHER
                                                                                  COMPRE-
                                   COMMON STOCK                       RETAINED    HENSIVE       COMPRE-
                            -------------------------                 EARNINGS    INCOME         HENSIVE
                              SHARES         AMOUNT       SURPLUS     (DEFICIT)   (LOSS)         INCOME             TOTAL
                            -----------    ----------   -----------  ----------  ---------      ----------       -----------
Balances,
 December 31, 1999           240,000       $   2,400    $ 5,212,125  $(125,467)  $ (8,920)                       $ 5,080,138

Incentive stock
 option plan                    -               -            68,467       -          -                                68,467

Issuance of stock              6,440              64        160,936       -          -                               161,000

Net income                      -               -              -       601,708       -          $ 601,708            601,708

Other comprehen-
 sive income, net
 of tax:

  Unrealized gains
  on securities
  available-for-
  sale net of re-
  classification
  adjustment                    -               -              -         -         22,380          22,380             22,380
                            --------       ----------   -----------  ---------   --------       ---------        -----------

Comprehensive
 income                                                                                         $ 624,088
                                                                                                =========

Balances,
 December 31, 2000           246,440           2,464      5,441,528    476,241     13,460                          5,933,693

Incentive stock
  option plan                   -               -            31,200       -          -                                31,200

Issuance of stock              2,480              25         61,975       -          -                                62,200

Net income                      -               -              -       662,705       -          $ 662,705            662,705

Other comprehen-
 sive income, net
 of tax:

  Unrealized gains
  on securities
  available-for-
  sale net of re-
  classification
  adjustment                    -               -              -         -
                                                                                   18,312          18,312            18,312
                            --------       ---------    -----------  ---------   --------       ---------        ----------

Comprehensive
 income                                                                                         $ 681,017
                                                                                                =========

Balances,
 December 31, 2001          248,920        $   2,489    $ 5,534,703 $1,138,946   $ 31,772                       $ 6,707,910
                            =======        =========    =========== ==========   ========                       ===========

          See accompanying notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                    DECEMBER 31,
                                                                          -----------------------------------
                                                                             2001                    2000
                                                                          -----------             -----------
Cash flows from operating activities:
  Net income                                                              $   662,705             $   601,708
  Adjustments to reconcile net income
       to net cash provided by operating
       activities:
    Provision for loan losses                                                 182,800                 217,572
    Depreciation, amortization and
      accretion, net                                                          153,040                 110,225
    Federal Home Loan Bank stock dividend                                     (21,700)                (17,600)
    Incentive stock option compensation                                        31,200                  68,467
    Deferred income taxes                                                       9,667                (192,835)
    Gain on sale of other real estate owned                                    (6,063)                   -
    Net change in:
      Loans held for sale                                                  (1,112,205)               (258,535)
      Accrued interest receivable and other
        assets                                                                 24,095                (219,020)
      Accrued interest payable and other
        liabilities                                                           348,065                 314,946
                                                                          -----------             -----------

          Net cash provided by operating
            activities                                                        271,604                 624,928
                                                                          -----------             -----------

Cash flows from investing activities:
  Purchase of available-for-sale securities                                (2,492,500)               (999,219)
  Proceeds from maturities of available-for-
    sale securities                                                         2,000,000                    -
  Purchases of Federal Home Loan Bank stock                                   (48,200)               (101,800)
  Redemption of Federal Reserve Bank stock                                       -                     27,700
  Purchase Federal Reserve Bank stock                                         (24,350)                   -
  Proceeds from sale of other real estate
    owned                                                                       4,000                    -
  Net increase in loans                                                    (6,690,244)             (9,966,791)
  Purchases of premises and equipment                                        (361,107)                (54,792)
                                                                          -----------             -----------

          Net cash used in investing
            activities                                                     (7,612,401)            (11,094,902)
                                                                          -----------             -----------

Cash flows from financing activities:
  Net increase in deposits                                                  1,511,045               9,468,992
  Payments on capital lease obligations                                       (49,252)                (45,447)
  Federal Home Loan Bank advances                                           7,000,000                    -
                                                                          -----------             -----------
Net cash provided by financing activities                                   8,461,793               9,423,545
                                                                          -----------             -----------
Net increase (decrease) in cash and cash
  equivalents                                                               1,120,996              (1,046,429)

Cash and cash equivalents, beginning of year                                1,878,759               2,925,188
                                                                          -----------             -----------
Cash and cash equivalents, end of year                                    $ 2,999,755             $ 1,878,759
                                                                          ===========             ===========

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                     DECEMBER 31,
                                                                          -----------------------------------
                                                                             2001                    2000
                                                                          -----------             -----------
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                                                  $ 3,545,405             $ 3,604,213
                                                                          ===========             ===========

  Cash paid for income taxes                                              $      -                $    14,000
                                                                          ===========             ===========
NONCASH TRANSACTIONS:

  Federal Home Loan Bank Stock dividend
    received                                                              $    21,700             $    17,600
                                                                          ===========             ===========
  Total increase in unrealized gain on
    securities available-for-sale                                         $    27,744             $    33,909
                                                                          ===========             ===========
  Loans transferred to other real
    estate owned                                                          $    22,813             $      -
                                                                          ===========             ===========
  Loans to facilitate the sale of other real
    estate owned                                                          $    24,876             $      -
                                                                          ===========             ===========

During the years ended December 31, 2001 and 2000, the Company issued 2,480 and 6,440 shares of common stock, respectively, in lieu of cash payments for accrued directors' and counsel's fees in the amount of $62,000 and $161,000, respectively, in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

During 2001, the Bank recorded an asset and obligation for a building addition under lease financing arrangements in the aggregate amount of $899,530.


          See accompanying notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the more significant accounting policies which Kentucky National Bancorp, Inc. and Subsidiary follow in preparing and presenting their financial statements.

     A.   BUSINESS

          Kentucky National Bank (the Bank) is a wholly owned subsidiary of Kentucky National Bancorp, Inc. (the Company), a one-bank holding company, and provides a full range of banking services to individual and corporate customers primarily in Hardin County, Kentucky and the surrounding area. The Bank is subject to competition from other financial institutions. The Bank is also subject to bank regulations and undergoes periodic examination by bank regulators.


     B.   BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of the Company and the Bank for the years ended December 31, 2001 and 2000. All material intercompany balances and transactions have been eliminated in consolidation.

     C.   USE OF ESTIMATES

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     D.   INVESTMENT SECURITIES

          Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES, Continued

     E.   LOANS HELD-FOR-SALE

          Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     F.   LOANS

          Loans are stated at the unpaid principal balance, less the allowance for loan losses and unearned income. Interest income on loans is recorded on the accrual basis except for those loans placed on nonaccrual of income status. Loans are placed on nonaccrual when 90 days past due unless well secured and in the process of collection. Unearned income, arising principally from consumer installment loans, is reflected as a reduction of loans and is recognized as income by a method that approximates the interest method.

          The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they come due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     G.   ALLOWANCE FOR CREDIT LOSSES

          The allowance is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based on reviews of the portfolio, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance for loan losses is increased by the provision for loan losses and reduced by charegoffs, net of recoveries.

     H.   PREMISES AND EQUIPMENT

          Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

     I.   FORECLOSED REAL ESTATE

          Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are charged to income. The historical average holding period for such properties is less than one year.

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES, Continued

     J.   INCOME TAXES

          Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, startup and organization costs, and Federal Home Loan Bank stock for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     K.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

          The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

          CASH AND CASH EQUIVALENTS - The carrying amounts of cash and cash equivalents approximate fair values.

          SECURITIES - Fair values for securities, excluding Federal Home Loan Bank stock and Federal Reserve Bank stock, are based on quoted market prices. The carrying values of Federal Home Loan Bank stock and Federal Reserve Bank stock approximate fair value based on the redemption provisions of the Federal Home Loan Bank and Federal Reserve Bank.

          MORTGAGE LOANS HELD FOR SALE - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

          LOANS - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. Fair values for other loans (e.g., fixed rate mortgage and commercial) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-perform-


                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES, Continued

     K.   FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

          ing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          DEPOSITS  - The fair  values  disclosed  for  demand  deposits  (e.g., interest and non-interest bearing checking accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and savings accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          FEDERAL HOME LOAN BANK ADVANCES - The fair values of the Company's borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

          OBLIGATIONS UNDER CAPITAL LEASES - The fair values of the Bank's capital lease obligations are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

          ACCRUED   INTEREST  -  The  carrying   amounts  of  accrued   interest
          approximate fair value.

          OFF-BALANCE SHEET INSTRUMENTS - Fair values for off-balance-sheet, credit-related financial instruments, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     L.   OFF BALANCE SHEET FINANCIAL INSTRUMENTS

          In the ordinary course of business the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

     M.   STATEMENT OF CASH FLOWS

          For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, demand balances due from banks, and federal funds sold.

     N.   ADVERTISING

          The Company expenses the cost of advertising and other business development expenditures as incurred.


                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES, Continued

     O.   RECLASSIFICATIONS

          Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2.   INVESTMENT SECURITIES

     A comparison of the amortized cost and fair values of investment securities and the gross unrealized gains and losses at December 31, 2001 and 2000 is as follows:

                                                                                 2001
                                                   ------------------------------------------------------------------
                                                                              UNREALIZED
                                                     AMORTIZED       ------------------------------        FAIR
                                                       COSTS            GAINS            LOSSES            VALUE
                                                   --------------    -------------    -------------    --------------
       Available-for-sale:
        U.S. Treasury and Federal
         Agencies                                  $3,492,672        $ 48,513         $    375         $3,540,810
                                                   ==========        ========         ========    =    ==========

                                                                                 2000
                                                   ------------------------------------------------------------------
                                                                              UNREALIZED
                                                     AMORTIZED       ------------------------------        FAIR
                                                       COSTS            GAINS            LOSSES            VALUE
                                                   --------------    -------------    -------------    --------------
       Available-for-sale:
        U.S. Treasury and Federal
         Agencies                                  $2,999,576        $ 20,549         $    155         $3,019,970
                                                   ==========        ========         ========         ==========

     A summary of investment securities at December 31, 2001 based on contractual maturities is presented in the table below. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             AMORTIZED               FAIR
                                                                               COST                  VALUE
                                                                           -----------            -----------
       Available-for sale:
         Due after one year through five years                             $ 2,992,672            $ 3,028,780
         Due after five years through ten years                                500,000                512,030
                                                                           -----------            -----------

                                                                           $ 3,492,672            $ 3,540,810
                                                                           ===========            ===========

     There were no securities pledged to secure public deposits or for other purposes at December 31, 2001 or 2000.

3.   LOANS

     The composition of loans at December 31, 2001 and 2000 are as follows:

                                                                               2001                   2000
                                                                           -----------             -----------
              Commercial and industrial                                    $ 6,408,797             $ 5,614,756
              Real estate - mortgage                                        43,848,257              38,401,240
              Real estate - construction                                     4,582,561               4,386,658
              Agricultural                                                   1,866,586               1,595,434

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     LOANS, Continued

                                                                               2001                   2000
                                                                           -----------             -----------
              Consumer                                                     $ 8,497,391             $ 8,748,586
              Other                                                            134,352                 125,584
                                                                           -----------             -----------

                                                                            65,337,944              58,872,258
              Less:
                Allowance for loan losses                                      706,739                 625,556
                Unearned income                                                 41,812                 166,816
                                                                           -----------             -----------

                                                                           $64,589,393             $58,079,886
                                                                           ===========             ===========

     At December 31, 2001 and 2000, the Bank had no loans that were specifically classified as impaired.

     An analysis of the changes in the allowance for loan losses is as follows:

                                                                              2001                    2000
                                                                           -----------             -----------
              Balance, beginning of period                                 $   625,556             $   561,944
              Loans charged off                                               (131,806)               (188,841)
              Loan recoveries                                                   30,189                  34,881
              Provision for loan losses                                        182,800                 217,572
                                                                           -----------             -----------

              Balance, end of period                                       $   706,739             $   625,556
                                                                           ===========             ===========

4.   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2001 and 2000 is as follows:

                                                                              2001                    2000
                                                                           -----------             -----------
              Bank premises                                                $   384,593             $   384,593
              Furniture and equipment                                          779,711                 418,605
              Leaseholds                                                     2,289,433               1,389,902
                                                                           -----------             -----------

                                                                             3,453,737               2,193,100
              Less accumulated depreciation                                    422,227                 268,589
                                                                           -----------             -----------

                                                                           $ 3,031,510             $ 1,924,511
                                                                           ===========             ===========

     Depreciation of premises and equipment was $153,638 and $110,582 for the years ended December 31, 2001 and 2000, respectively.

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     DEPOSITS

     The composition of deposits at December 31, 2001 and 2000 is summarized as follows:

                                                                              2001                    2000
                                                                           ------------            -----------
              Non-interest bearing demand                                  $ 7,967,035             $ 5,812,335
              Interest bearing demand                                        5,716,641               4,635,133
              Savings                                                        3,953,217               2,554,480
              Certificates of deposit over
                $100,000                                                    14,540,745              15,446,356
              Other interest bearing deposits                               28,008,812              30,227,101
                                                                           -----------             -----------

                                                                           $60,186,450             $58,675,405
                                                                           ===========             ===========

     At December 31, 2001, scheduled maturities of certificates of deposit including IRA's are as follows:

                  2002                      $40,532,100
                  2003                        1,617,457
                  2004                          400,000
                  2005                             -
                                            -----------

                                            $42,549,557
                                            ===========

     The Bank held deposits of approximately $3,526,200 and $2,402,700 for related parties at December 31, 2001 and 2000, respectively.

6.   CAPITAL LEASES

     The Bank has entered into a long-term capital lease agreement for substantially all bank equipment and furniture. The lease, which commenced on February 1, 1998, extends for a five year period expiring in 2002. The Bank has also entered into an agreement to lease a branch building and land commencing on May 11, 1998, and extending for an initial five year period with five successive five year renewal terms expiring in 2028. In addition, the Bank has entered into an agreement with a related party for lease of the main bank building and land. This lease, which includes a previous lease for the main office building and land, commenced on September 1, 2001 and extends for an initial period of ten years with four successive ten year renewal terms expiring in 2051. The building components of these leases are classified as capital leases. The land components are classified as operating leases. At December 31, 2001 the future minimum lease payments under the capital leases were as follows:

                  For the year ending:
                  2002                               $   284,550
                  2003                                   238,516
                  2004                                   238,516

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   CAPITAL LEASES, CONTINUED

                  2005                                $   238,516
                  2006                                    238,516
                  Thereafter                            9,952,651
                                                      -----------

                  Total minimum lease payments         11,191,265
                  Less amounts representing interest    9,080,505
                                                      -----------

                  Present value of net minimum
                    lease payments                    $ 2,110,760
                                                      ===========

     Future minimum annual rental commitments under the noncancelable operating leases for land are as follows:

          For the year ending:
                   2002                               $    82,653
                   2003                                    82,653
                   2004                                    82,653
                   2005                                    82,653
                   2006                                    82,653
                   Thereafter                           3,217,734
                                                      -----------

          Total minimum annual rental
            commitments                               $ 3,630,999
                                                      ===========

     Rental  expense  under  long-term   noncancellable   operating  leases  was
     approximately $69,700 and $62,500 for the years ended December 31, 2001 and 2000, respectively.

7.   FEDERAL HOME LOAN BANK ADVANCES

     Advances from Federal Home Loan Bank of Cincinnati are payable at maturity, with interest payable monthly, and are summarized as follows:

                                           INTEREST         DECEMBER 31,
                         MATURITY            RATE               2001
                         --------          --------         ------------
                         12/14/02            2.63%            $2,000,000
                         01/19/11            5.44%             2,000,000
                         01/24/11            4.60%             1,000,000
                         03/09/11            5.22%             1,000,000
                         03/14/11            4.22%             1,000,000
                                                              ----------
                                                              $7,000,000
                                                              ==========

     Mortgage loans with a balance of approximately $26,267,500 at December 31, 2001, and all FHLB stock are pledged to the FHLB as collateral in the event that the Bank requires future advances.

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     COMPREHENSIVE INCOME

     At December 31, 2001 and 2000, the Bank held securities classified as available-for-sale, which have net unrealized gains of $48,138 and $20,394, respectively. The before and after tax amount and tax expense of this component of comprehensive income for the years ended December 31, 2001 and 2000 is summarized below:

                                                               BEFORE              TAX                AFTER
                                                                TAX               EXPENSE              TAX
                                                              ---------           --------           --------
       2001
         Unrealized holding gains                             $ 27,744            $  9,432           $ 18,312

         Reclassification adjustment
          for gains included in net
          income                                                  -                   -                  -
                                                              --------            --------           --------

                                                              $ 27,744            $  9,432           $ 18,312
                                                              ========            ========           ========

       2000
         Unrealized holding gains                             $ 33,909            $ 11,529           $ 22,380

         Reclassification adjustment
          for gains included in net
          income                                                  -                   -                  -
                                                              --------            --------           --------

                                                              $ 33,909            $ 11,529           $ 22,380
                                                              ========            ========           ========

9.   INCOME TAXES

     The Company and the Bank file a consolidated income tax return. The Bank is charged or credited the amount equal to the income tax that would have been applicable on a separate return basis.

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the years ended December 31, 2001 and 2000 were as follows:

                                                                            2001                    2000
                                                                         -----------             -----------
             Current                                                     $   336,055             $     5,909
             Deferred                                                          9,667                (192,835)
                                                                         -----------              -----------

                                                                         $   345,722             $  (186,926)
                                                                         ===========             ===========

     Deferred income tax assets net of deferred tax liabilities were approximately $166,800 and $185,900 at December 31, 2001 and 2000, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At December 31, 2001 and 2000, deferred tax assets and liabilities are composed of the following:

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INCOME TAXES, CONTINUED

                                                                             2001                    2000
                                                                         -----------             -----------
             Deferred tax assets:
               Allowance for loan losses                                 $   186,800             $   156,900
               Startup costs                                                  16,900                  35,500
               Organization costs                                             10,900                  25,100
               Stock options                                                  49,500                  38,900
               Capital lease asset                                             2,600                    -
                                                                         -----------             -----------

                                                                             266,700                 256,400
                                                                         -----------             -----------

             Deferred tax liabilities:
               Federal Home Loan Bank stock                                  (17,200)                 (9,800)
               Accumulated depreciation                                      (65,900)                (53,800)
               Capital lease obligation                                         (400)                   -
               Available-for-sale securities                                 (16,400)                 (6,900)
                                                                         -----------             -----------

                                                                             (99,900)                (70,500)
                                                                         -----------             -----------

             Net deferred tax asset                                      $   166,800             $   185,900
                                                                         ===========             ===========

     During 2000, the valuation allowance in place for deferred income taxes was eliminated based on the expectation of future taxable income being sufficient to realize deferred tax assets. Eliminating the deferred valuation allowance resulted in a decrease in the valuation allowance and corresponding deferred tax benefit of $244,300.

     During the year ended December 31, 2000, the Company used approximately $320,000 in tax loss carryforwards to offset taxable income.

     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                             2001                    2000
                                                                         -----------             -----------
             U.S. federal income tax                                     $   342,865             $   141,000
             Changes from statutory tax:
               Deferred tax valuation adjustment                                -                   (323,200)
               Other, net                                                      2,857                  (4,726)
                                                                         -----------             -----------

             Income tax expense (benefit)                                $   345,722             $  (186,926)
                                                                         ===========             ===========

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share was determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method.

     The following  data shows the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at December 31, 2001 and 2000.

                                                                             2001                    2000
                                                                         -----------             -----------
             Income available to common stock-
               holders use in basic and diluted
               EPS                                                       $   662,705             $   601,708
                                                                         ===========             ===========

             Weighted average number of common
               shares used in basic EPS                                      248,507                 244,293
                                                                         ===========             ===========

             Effect of dilutive securities:
               Stock-based compensation plan                                   2,480                   2,919
                                                                         -----------             -----------

             Weighted number of common shares
               and dilutive potential common
               stock used in diluted EPS                                     250,987                 247,212
                                                                         ===========             ===========

11.  REGULATORY MATTERS

     Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year, in an amount in excess of the sum of net income of that year and retained earnings net of dividends and required transfers of the preceding two years. At December 31, 2001, approximately $420,800 in retained earnings was available for payment of dividends without approval by bank regulatory authorities.

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


                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  REGULATORY MATTERS, Continued

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank met all capital adequacy requirements to which it is subject.

     As of December 31, 2001, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are also presented in the table as of December 31, 2001 and 2000.

                                                                         FOR CAPITAL                 FOR WELL
                                                                          ADEQUACY                  CAPITALIZED
                                                  ACTUAL                  PURPOSES                   PURPOSES
                                          ----------------------    ----------------------     ----------------------
                                           AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT       RATIO
                                          ---------    ---------    ---------     --------     ---------    ---------
       DECEMBER 31, 2001:
       Total capital to
        risk weighted assets                $7,315       13.15%       $4,450        8.00%        $5,563       10.00%

       Tier I capital to risk
        weighted assets                      6,620       11.90%        2,225        4.00%         3,338        6.00%

       Tier I capital to
        average assets                       6,620        8.85%        2,993        4.00%         3,740        5.00%

       DECEMBER 31, 2000:
       Total capital to
        risk weighted assets                $6,463       13.76%       $3,758        8.00%        $4,697       10.00%

       Tier I capital to risk
        weighted assets                      5,875       12.51%        1,879        4.00%         2,818        6.00%

       Tier I capital to
        average assets                       5,875        8.89%        2,644        4.00%         3,304        5.00%

12.  STOCK OPTION PLANS

     Under a plan effective at inception, the Company granted performance based options to purchase 16,000 shares of stock to key employees with no additional options available under the plan. Under a new plan approved by stockholders on April 25, 2000, the Company granted performance based options to purchase 24,000 shares of stock to key employees, service providers and consultants, with 6,000 additional options available to be granted under the plan. The options to purchase shares expires 10 years from the date of the grant. Options vest over a period range from 1997 to 2002 upon achievement of performance or production incentives. Compensation accrued under the plans at December 31, 2001 and 2000 was approximately $31,200 and $68,500, respectively.

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCK OPTION PLANS, CONTINUED

     A summary of the options outstanding during 2001 and 2000 are as follows:

                                                                  2001                               2000
                                                     -------------------------------    ---------------------------
                                                                        WEIGHTED                           WEIGHTED
                                                       NUMBER           AVERAGE            NUMBER           AVERAGE
                                                         OF             EXERCISE             OF            EXERCISE
                                                       OPTIONS           PRICE            OPTIONS            PRICE
                                                     ------------    ---------------    -------------    ----------
       Issued at inception                            40,000         $ 25.00             40,000          $ 25.00

       Granted during year                              -                                  -

       Exercised during year                            -                                  -
                                                     -------                            -------

       Outstanding at year end                        40,000         $ 25.00             40,000          $ 25.00
                                                     =======                            =======


       Eligible for exercise at
         year end                                     24,000                             24,000
                                                     -------                            -------

       Weighted average fair
         value of options
         granted during year                            -                                  -
                                                     =======                            =======

13.  DEFERRED COMPENSATION PLAN

     On April 25, 2000, the stockholders approved a plan for the payment of deferred directors' and counsel's fees whereby up to 18,000 shares of common stock may be issued for the settlement of such fees in lieu of cash payment. Under the plan, 6,440 shares were immediately distributed for payment of fees accrued from inception through December 31, 1999 in the amount of $161,000. During 2001, 2,480 shares were issued for fees in the amount of $62,000, accrued as of December 31, 2000. At December 31, 2001, fees in the amount of $62,000 were accrued for an additional 2,480 shares to be issued in 2002 in lieu of cash fees. Shares are to be distributed annually as soon as practical after the calendar year for which the shares have been earned. The plan is effective until its termination by the Board of Directors.

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Bank's financial instruments are as follows:

                                                                  2001                                2000
                                                     --------------------------------    --------------------------------
                                                        CARRYING            FAIR            CARRYING            FAIR
                                                         AMOUNT             VALUE            AMOUNT            VALUE
                                                     ---------------     ------------    ---------------    -------------
                                                             (IN THOUSANDS)                      (IN THOUSANDS)
       FINANCIAL ASSETS:
        Cash and cash equivalents                           $3,000            $3,000             $1,879           $1,879
        Securities available-for-
         sale                                                3,541             3,541              3,020            3,020
        Federal Home Loan Bank
         stock                                                 356               356                286              286
        Federal Reserve stock                                  177               177                152              152

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

                                                                  2001                                2000
                                                     --------------------------------    --------------------------------
                                                       CARRYING             FAIR            CARRYING            FAIR
                                                        AMOUNT             VALUE             AMOUNT            VALUE
                                                     --------------     -------------    ---------------    -------------
                                                             (IN THOUSANDS)                      (IN THOUSANDS)
        Loans and loans held-for-
         sale, net of allowance                            $65,960           $66,624            $58,339          $58,818
        Accrued interest receivable                            676               676                697              697
       FINANCIAL LIABILITIES:
        Deposits                                            60,186            60,663             58,675           58,436
        Federal Home Loan
         Bank advances                                       7,000             7,083                -                -
        Obligations under capital
         leases                                              2,111             2,111              1,260            1,260
        Accrued interest payable                               277               277                372              372
       OFF-BALANCE-SHEET
          LIABILITIES:
        Commitments to extend
         credit                                                -                 -                  -                -
        Standby letters of credit                              -                 -                  -                -

     The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions.

15.  RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers and loans to affiliated companies, of which these individuals are principal owners, were approximately $310,200 and $569,800 at December 31, 2001 and 2000, respectively.

     The Bank, in the normal course of business, leases its main office from a related party. Payments made under both capital and operating leases for the year ended December 31, 2001 and 2000 amounted to approximately $186,000 and $144,000, respectively.

     Directors' fees payable were approximately $55,800 at December 31, 2001 and 2000.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, the Bank has outstanding commitments and contingent liabilities. At December 31, 2001 and 2000, the Bank has commitments to extend credit which are not reflected in the financial statements of approximately $6,015,600 and $4,161,400, respectively, including stand-by letters of $179,023 and $361,227 and commitments to related parties of $627,618 and $1,241,615, respectively. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of those instruments.

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

     The Bank engages in originating loans for sale on the secondary market. At December 31, 2001, the Bank had commitments to originate loans for sale of approximately $2,183,000 and commitments to sell loans of approximately $3,553,700 including loans held for sale in the amount of $1,370,740. Loans are sold under terms which include requirements to repurchase under certain events of delinquency and default. The Bank has recourse commitments on loans sold of approximately $7,172,000 at December 31, 2001. Recourse provisions generally expire within one to four months from the date of transfer.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements and do not generally present any significant liquidity risk to the Bank. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

17.  CONCENTRATIONS OF CREDIT

     Most of the Bank's loans, commitments and standby letters of credit have been granted to customers in the Bank's market area. Most credit customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

     At December 31, 2001, the Bank held deposits of approximately $966,000 at financial institutions in excess of federally insured amounts

18.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

     Information as to the financial position, results of operations and cash flows of Kentucky National Bancorp, Inc. as of December 31, 2001 and 2000 are summarized as follows:

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY), CONTINUED

                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                               2001                      2000
                                                                           ------------              ------------
       Investment in subsidiary                                            $  6,651,442              $  5,887,833
       Other assets                                                              56,468                    45,860
                                                                           ------------              ------------

            Total assets                                                   $  6,707,910              $  5,933,693
                                                                           ============              ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               2001                      2000
                                                                           ------------              ------------
       Stockholders' equity                                                $  6,707,910              $  5,933,693
                                                                           -------------             ------------

            Total liabilities and
              stockholders' equity                                         $  6,707,910              $  5,933,693
                                                                           ============              ============

                                                      STATEMENTS OF INCOME
                                             YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                               2001                      2000
                                                                           ------------              ------------
       Net income of subsidiary                                            $    683,297              $    624,315
       General and administrative expenses                                      (31,200)                  (68,467)
                                                                           ------------              ------------

            Income before tax                                                   652,097                   555,848
       Income tax benefit                                                        10,608                    45,860
                                                                           ------------              ------------

            Net income                                                     $    662,705              $    601,708
                                                                           ============              ============

                                                    STATEMENTS OF CASH FLOWS
                                             YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                               2001                      2000
                                                                           ------------              ------------
       Cash flows from operating activities:
         Net income                                                        $    662,705              $    601,708
         Adjustments to reconcile net income
             to cash provided by operating
             activities:
           Net income of subsidiary                                            (683,297)                 (624,315)
           Incentive stock option compensation                                   31,200                    68,467
           Increase in other assets                                             (10,608)                  (45,860)
                                                                           ------------              ------------

            Net cash used by operating activities                                  -                         -
                                                                           ------------              ------------

       Cash flows from investing activities                                        -                         -
                                                                           ------------              ------------

       Cash flows from financing activities                                        -                         -
                                                                           ------------              ------------

       Net increase in cash                                                        -                         -
       Cash, beginning of period                                                   -                         -
                                                                           ------------              ------------

       Cash, end of period                                                 $       -                 $       -
                                                                           ============              ============

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KENTUCKY NATIONAL BANCORP, INC.


Date:  March 29, 2002                    By: /s/ Ronald J. Pence
                                             -----------------------------------
                                             Ronald J. Pence
                                             President
                                             (Duly Authorized Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Lawrence P. Calvert                                  Date: March 29, 2002
   --------------------------------------------------
      Lawrence P. Calvert
      Chief Executive Officer and Director
      (Principal Executive Officer)


By:/s/ Ronald J. Pence                                      Date: March 29, 2002
   --------------------------------------------------
      Ronald J. Pence
      President and Director
      (Principal Financial and Accounting Officer)


By:/s/ Robert E. Robbins                                    Date: March 29, 2002
   --------------------------------------------------
      Robert E. Robbins
      Chairman of the Board and Director


By:/s/ Kevin D. Addington                                   Date: March 29, 2002
   --------------------------------------------------
      Kevin D. Addington
      Director

By:/s/ Henry Lee Chitwood                                   Date: March 29, 2002
   --------------------------------------------------
      Henry Lee Chitwood
      Director

By:/s/ Lois Watkins Gray                                    Date: March 29, 2002
   --------------------------------------------------
      Lois Watkins Gray
      Director

By:/s/ William R. Hawkins                                   Date: March 29, 2002
   --------------------------------------------------
      William R. Hawkins
       Director

By:/s/ Christopher G. Knight                                Date: March 29, 2002
   --------------------------------------------------
      Christopher G. Knight
      Director

By:/s/ Leonard Allen McNutt                                 Date: March 29, 2002
   --------------------------------------------------
      Leonard Allen McNutt
      Director