Form 10QSB
period 2002-03-31
KENTUCKY NATIONAL BANCORP INC
filed 2002-05-15
CIK 1078860

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         ______________________________

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


               INDIANA                                   61-1345603
---------------------------------------------  ---------------------------------
(State or other jurisdiction of organization)  (IRS Employer Identification No.)



1000 NORTH DIXIE AVENUE, ELIZABETHTOWN, KENTUCKY       42701
------------------------------------------------     ----------
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

           X   Yes                        No
          ---                        ---

     As of March 31, 2002, there were 251,400 shares of the Registrant'L/F common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):

               Yes                     X   No
           ---                        ---

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.
-------

FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Condition as of March 31, 2002
   and December 31, 2001 (Unaudited)                                         3

Consolidated Statements of Income - (Unaudited) for the
   three months ended March 31, 2002 and 2001                                4

Consolidated Statements of Cash Flows - (Unaudited)
   for the three months ended March 31, 2002 and 2001                        5

Notes to Consolidated Financial Statements (Unaudited)                       7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     11


PART II.
-------

OTHER INFORMATION

Item 4.               Submission of Matters to a Vote of
                         Security Holders                                    15

Item 6.               Exhibits and Reports on Form 8-K                       15

Signatures                                                                   16

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                           MARCH 31,             DECEMBER 31,
                                                                          -----------            ------------
                                                                             2002                    2001
                                                                          -----------            ------------
ASSETS

Cash and due from banks                                                   $ 1,983,552             $ 2,211,755
Federal funds sold                                                                 --                 788,000
Investment securities available-for-sale                                    4,474,267               3,540,810
Federal Home Loan Bank Stock, at cost                                         359,700                 355,800
Federal Reserve Stock, at cost                                                176,650                 176,650
Loans held for sale                                                           370,677               1,370,740
Loans, net                                                                 67,931,876              64,589,393
Premises and equipment, net                                                 3,009,819               3,031,510
Foreclosed assets                                                              83,929                      --
Accrued interest receivable and other assets                                  831,608                 858,240
                                                                          -----------             -----------

     Total assets                                                         $79,222,078             $76,922,898
                                                                          ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $61,400,237             $60,186,450
  Federal funds purchased                                                   1,328,000                      --
  Federal Home Loan Bank advances                                           7,000,000               7,000,000
  Obligations under capital leases                                          2,098,708               2,110,760
  Accrued interest payable and other
    liabilities                                                               518,483                 917,778
                                                                          -----------             -----------

     Total liabilities                                                     72,345,428              70,214,988
                                                                          -----------             -----------
Commitments and contingent liabilities                                             --                      --
                                                                          -----------             -----------
Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                    --                      --
  Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 251,400 and 248,920 shares
    at March 31, 2002 and December 31, 2001,
    respectively                                                                2,514                   2,489
  Surplus                                                                   5,604,478               5,534,703
  Retained earnings                                                         1,281,880               1,138,946
  Accumulated other comprehensive
    income                                                                    (12,222)                 31,772
                                                                          -----------             -----------
     Total stockholders' equity                                             6,876,650               6,707,910
                                                                          -----------             -----------
     Total liabilities and stockholders'
       equity                                                             $79,222,078             $76,922,898
                                                                          ===========             ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ------------------------------------
                                                                 2002                      2001
                                                              ----------                ----------
Interest income:
  Loans, including fees                                       $1,444,180                $1,445,530
  Securities                                                      51,967                    49,250
  Federal funds sold and other income                              8,249                    28,564
                                                              ----------                ----------
     Total interest income                                     1,504,396                 1,523,344
                                                              ----------                ----------
Interest expense:
  Deposit accounts                                               392,005                   569,023
  Certificates of deposit over $100,000                          175,931                   262,491
  Interest expense - federal funds                                 1,796                        --
  Interest expense - FHLB advances                                74,471                    34,593
  Interest expense - capital lease                                59,085                    32,992
                                                              ----------                ----------
     Total interest expense                                      703,288                   899,099
                                                              ----------                ----------
     Net interest income                                         801,108                   624,245

Provision for loan losses                                         45,000                    45,300
                                                              ----------                ----------
     Net interest income after
       provision for loan losses                                 756,108                   578,945
                                                              ----------                ----------
Other income:
  Service charges and fees                                       102,360                    98,195
  Net gain on sale of loans                                       36,581                    18,607
  Other income                                                     9,236                    10,404
                                                              ----------                ----------
                                                                 148,177                   127,206
                                                              ----------                ----------
Other expenses:
  Salaries and employee benefits                                 353,759                   295,222
  Net occupancy expense                                           47,124                    36,998
  Advertising                                                     28,844                    23,586
  Data processing                                                 48,691                    46,330
  Postage, telephone and supplies                                 31,896                    34,019
  Bank franchise tax                                              20,430                    23,310
  Directors fees                                                  14,065                    15,376
  Equipment expense                                               41,827                    24,710
  Professional services                                           37,282                    35,903
  Other operating expenses                                        63,668                    57,773
                                                              ----------                ----------
                                                                 687,586                   593,227
                                                              ----------                ----------

Income before income taxes                                       216,699                   112,924
Income tax expense                                                73,765                    41,000
                                                              ----------                ----------
Net income                                                    $  142,934                $   71,924
                                                              ==========                ==========
Earnings per share
    Basic                                                     $     0.57                $     0.29
                                                              ==========                ==========
    Diluted                                                   $     0.57                $     0.29
                                                              ==========                ==========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        2002           2001
                                                    ----------      ----------
Operating activities:
     Net income                                     $   142,934    $    71,924
     Adjustments to reconcile net income to net
              cash provided (used) by operating
              activities:
         FHLB stock dividend                             (3,900)        (5,100)
         Provision for loan losses                       45,000         45,300
         Provision for depreciation, amortization
           and accretion, net                            53,351         29,250
         Incentive stock option compensation              7,800          7,800
         Deferred tax                                   (23,334)        (9,100)
         Change in assets and liabilities:
              Loans held for sale                     1,000,063     (1,265,104)
              Accrued interest receivable
               and other assets                          72,629         38,510
              Accrued interest payable                 (337,295)        27,855
                                                    -----------    -----------
                  Net cash provided (used) by
                    operating activities                957,248     (1,058,665)
                                                    -----------    -----------
Investing activities:
     Purchase of available-for-sale securities       (2,507,957)           (78)
     Proceeds from maturities of available-for-
       sale securities                                1,507,843             --
     Proceeds from sale of foreclosed assets              8,151             --
     Net increase in loans                           (3,479,563)    (4,221,499)
     Purchases of premises and equipment                (31,660)       (43,598)
                                                    -----------    -----------
                  Net cash used in investing
                    activities                       (4,503,186)    (4,265,175)
                                                    -----------    -----------
Financing activities:
     Net increase in deposits                         1,213,787      2,812,116
     Net increase in Federal Home Loan advances              --      5,000,000
     Payments on capital lease obligations              (12,052)       (11,608)
     Net increase in Federal Funds Purchased          1,328,000             --
                                                    -----------    -----------
                  Net cash provided by financing
                    activities                        2,529,735      7,800,508
                                                    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                        (1,016,203)     2,476,668

Cash and cash equivalents, beginning of period        2,999,755      1,878,759
                                                    -----------    -----------
Cash and cash equivalents, end of period            $ 1,983,552    $ 4,355,427
                                                    ===========    ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ---------------------------
                                                     2002              2001
                                                  ----------       ----------
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                            $  771,913       $  866,605
                                                  ==========       ==========
Cash paid for income taxes                        $  329,878       $       --
                                                  ==========       ==========
NONCASH TRANSACTIONS:

Federal Home Loan Bank Stock dividend
   received                                       $    3,900       $    5,100
                                                  ==========       ==========
Total increase (decrease) in unrealized
   gain on securities available-for-sale          $  (66,657)      $   29,452
                                                  ==========       ==========
Loans transferred to foreclosed assets            $  114,030       $       --
                                                  ==========       ==========
Loans to facilitate the sale of
   foreclosed assets                              $   21,950       $       --
                                                  ==========       ==========

NONCASH TRANSACTIONS:
During the three month period ended March 31, 2002, the Company issued 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2001 in the amount of $62,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

2.   COMPREHENSIVE INCOME

     At March 31, 2002 and December 31, 2001, the Bank held securities classified as available-for-sale, which have net unrealized gains (losses) of $(18,519) and $48,138, respectively. The before and after tax amount and tax expense (benefit) of this component of comprehensive income at March 31, 2002 and December 31, 2001 is summarized below:

                                                                                    TAX
                                                              BEFORE              EXPENSE              AFTER
                                                                TAX              (BENEFIT)              TAX
                                                              ------             ---------             -----
     MARCH 31, 2002
       Unrealized holding losses                            $(66,657)           $(22,663)            $(43,994)
       Reclassification adjustment
         for gains included in net
         Income                                                   --                  --                   --
                                                            --------            --------             --------
                                                            $(66,657)           $(22,663)            $(43,994)
                                                            ========            ========             ========
     DECEMBER 31, 2001
       Unrealized holding gains                             $ 27,744            $  9,432             $ 18,312
       Reclassification adjustment
         for gains included in net
         income                                                   --                  --                   --
                                                            --------            --------             --------
                                                            $ 27,744            $  9,432             $ 18,312
                                                            ========            ========             ========

3.   FEDERAL HOME LOAN BANK ADVANCES

     During 2000, the Bank entered into a blanket agreement for advances with the Federal Home Loan Bank (FHLB). The Bank had $7,000,000 in advances outstanding at March 31, 2002 and December 31, 2001. Advances from FHLB are payable at maturity with interest payable monthly, and are summarized as follows:

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

3.   FEDERAL HOME LOAN BANK ADVANCES, CONTINUED

                                    INTEREST           MARCH 31,             DECEMBER 31,
                  MATURITY            RATE                2002                  2001
                  --------          --------           ---------             -----------
                  12/14/02          2.63%              $2,000,000            $2,000,000
                  01/19/11          5.44%               2,000,000             2,000,000
                  01/24/11          4.60%               1,000,000             1,000,000
                  03/09/11          5.22%               1,000,000             1,000,000
                  03/14/11          4.22%               1,000,000             1,000,000
                                                       ----------            ----------
                                                       $7,000,000            $7,000,000
                                                       ==========            ==========

     Mortgage loans and all FHLB stock are pledged to the FHLB as collateral on advances.

4.   EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the three months ended March 31, 2002 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method.

     The  following  data show the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at March 31, 2002 and 2001.

                                                                         MARCH 31,                 MARCH 31,
                                                                           2002                      2001
                                                                       -----------               -----------
             Income  available to common stockholders used in
               basic and diluted  EPS                                  $  142,934                $    71,924
                                                                       ==========                ===========

             Weighted  average  number of common  shares  used in
               basic EPS                                                  249,747                    247,267
                                                                       ==========                ===========

             Effect of dilutive securities:
               stock-based compensation plan                                2,793                        683
                                                                       ==========                ===========

             Weighted   number  of  common  shares  and  dilutive
               potential common stock used in dilutive EPS                251,713                    247,950
                                                                       ==========                ===========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

5.   RECLASSIFICATIONS

     Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

6.   INCOME TAXES

     The Company and the Bank file a consolidated income tax return. The Bank is charged or credited the amount equal to the income tax that would have been applicable on a separate return basis.

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the three months ended March 31, 2002 and 2001 were as follows:

                                                                         MARCH 31,               MARCH 31,
                                                                           2002                    2001
                                                                         ---------              ----------
                    Current                                              $ 97,100                $50,100
                    Deferred                                              (23,300)                (9,100)
                                                                         --------                -------
                                                                         $ 73,800                $41,000
                                                                         ========                =======

     Deferred income tax assets net of deferred tax liabilities were approximately $212,100 and $166,800 at March 31, 2002 and December 31, 2001, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At March 31, 2002 and December 31, 2001 deferred tax assets and liabilities are composed of the following:

                                                                         MARCH 31,               DECEMBER 31,
                                                                           2002                     2001
                                                                       ------------              ------------
             Deferred tax assets:
               Allowance for loan losses                                 $ 212,500               $ 186,800
               Startup costs                                                13,200                  16,900
               Organization costs                                            8,200                  10,900
               Stock options                                                52,100                  49,500
               Available-for-sale securities                                 6,300                      --
               Capital lease asset                                              --                   2,600
                                                                         ---------               ---------
                                                                           292,300                 266,700
                                                                         ---------               ---------

             Deferred tax liabilities:
               Federal Home Loan Bank stock                                (18,500)                (17,200)
               Accumulated depreciation                                    (61,700)                (65,900)
               Capital lease obligation                                         --                    (400)
               Available-for-sale securities                                    --                 (16,400)
                                                                         ---------               ---------
                                                                           (80,200)                (99,900)
                                                                         ---------               ---------
             Net deferred tax asset                                      $ 212,100               $ 166,800
                                                                         =========               =========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)


7.   INCOME TAXES, CONTINUED

     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                        MARCH 31,                 MARCH 31,
                                                                           2002                     2001
                                                                       -----------               ----------
             U.S. federal income tax                                   $   73,700                $   38,400
             Changes from statutory tax:
               Other, net                                                     100                     2,600
                                                                       ----------                ----------
             Income tax expense                                        $   73,800                $   41,000
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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

NET INCOME. Net income for the quarter ended March 31, 2002 was $142,900 or $.57 per diluted share compared to a net income of $71,900 or $0.29 per share for the same period last year, an increase of $71,000 or $.28 per share.

Income before income taxes was $216,700 compared to $112,900 for the same period last year, an increase of $103,800 or 91.9%. This increase was due to an increase in net interest income of $176,900, an increase in other income of $21,000 and a decrease in the provision for loan losses of $300. This increase was partially offset by an increase in other expenses of $94,400.

NET INTEREST INCOME. Net interest income increased $176,900 or 28.3% to $801,100 for the three months ended March 31, 2002 compared to $624,200 for the three months ended March 31, 2001. This increase reflects an increase in interest-earning assets and an increase in the Bank's interest rate spread. Total average interest-earning assets increased by approximately $5.8 million with a decrease in average yield of 62 basis points while average interest bearing liabilities increased by approximately $3.8 million with a decrease in average costs of approximately 165 basis points. The declines in average yields and costs both reflect a significant decline in interest rates between the periods as the Federal Reserve cut short-term interest rates a record 11 times. These rate cuts had a greater impact on the Bank's cost of funds because a number of higher rate certificate accounts matured during the period. As a result, the Bank's interest rate spread increased to 3.79% for the three months ended March 31, 2002 compared to 2.76% for the three months ended March 31, 2001. Net interest margin increased to 4.43% for the 2002 period compared to 3.54% for the 2001 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $45,000 and $45,300 for the quarters ended March 31, 2002 and 2001, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At March 31, 2002, the Bank's allowance for loan losses was $742,900 or 1.08% of the gross loan portfolio.

OTHER INCOME. Other income was $148,200 and $127,200 for the quarters ended March 31, 2002 and 2001, respectively. The increase for the quarter of $21,000 or 16.5% is reflective of the continued growth of loans and deposits and the net gain on sale of loans from the secondary market loan division.

OTHER EXPENSE. Other expense was $687,600 and $593,200 for the quarters ended March 31, 2002 and 2001, respectively. The increase for the quarter of $94,400 or 15.9% was due primarily to the increases in salaries and employee benefits of $58,500 for the quarter. The growth in salaries and benefits is the result of normal salary increases and bank growth. Net occupancy expense and equipment expense increased a total of $27,200 due to the expansion of the Bank's main office facilities in September, 2001 and the related equipment expenditures.

INCOME TAX EXPENSE. Income tax expense was $73,800 for the three months ended March 31, 2002, compared to $41,000 tax expense during the 2001 period. The increase in income tax expense was due to the increase in net income before tax. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

The Bank continued to experience steady asset growth during 2002. Total assets have increased $2.3 million, or 3.0% to $79.2 million at March 31, 2002 compared to $76.9 million at December 31, 2001. The increase in total assets was primarily attributable to a $2.3 million or 3.5% increase in the loan and loans held for sale portfolios. Also contributing to the increase in assets was a $933,000 increase in investment securities as the Bank has sought to improve liquidity. This increase was partially offset by a $1.0 million decrease in cash and federal funds sold. Loans held for sale also declined by $1.0 million reflecting seasonal home buying patterns and reduced refinancing activity as interest rates stabilized. Funding for the Bank's asset growth came primarily from increased deposits and from federal funds purchased. At March 31, 2002, deposits totaled $61.4 million, a $1.2 million, or 2.0%, increase over deposits at December 31, 2001. Federal funds purchased increased to $1.3 million at March 31, 2002. There were no federal funds purchased at December 31, 2001. Advances from the Federal Home Loan Bank of Cincinnati totaled $7.0 million at March 31, 2002 and December 31, 2001.

Stockholders' equity increased by $168,700 to $6.9 million at March 31, 2002 from $6.7 million at December 31, 2001. Net income for the period of $142,900 and a $7,800 increase in net surplus from stock options accrued are the major sources of the increase. This increase was partially offset by a decrease in unrealized gain or loss on available-for-sale securities of $44,000 reflecting market expectations as to interest rate movements. The remaining increase of $62,000 during the current period is due to the issuance of 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2001 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability and to promote depositor and investor confidence. The Bank continues to be in compliance with all applicable regulatory capital requirements.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                             MARCH 31,    DECEMBER 31,
                                                               2002          2001
                                                             --------     -----------
Restructured loans                                             $  0         $  0
Non-accrual loans                                               565          644
Accruing loans past due 90 days or more                           0            0
                                                               ----         ----
        Total non-performing loans                              565          644

Foreclosed assets                                                84            0
                                                               ----         ----
        Total non-performing assets                            $649         $644
                                                               ====         ====

The Bank's foreclosed assets at March 31, 2002 consisted of one real property and two repossessed vehicles. The Company attributes the increase in foreclosed assets to the effects of the economic slowdown experienced in the second half of 2001.

At March 31, 2002, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ----------------------------------
                                                                          2002                    2001
                                                                       ----------              ----------
         Balance, beginning of period                                  $  706,739              $  625,556

         Loans charged off                                                (16,752)                (32,187)
         Loan recoveries                                                    7,868                   5,709
                                                                       ----------              ----------
         Net charge-offs                                                   (8,884)                (26,478)

         Provision for loan losses                                         45,000                  45,300
                                                                       ----------              ----------
         Balance, end of period                                        $  742,855              $  644,378
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

At March 31, 2002, the Bank's ratio of loans to deposits was 111% compared to 107% at December 31, 2001. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and the use of FHLB advances to supplement deposits. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the continued maintenance of an investment securities portfolio that can be used as a source of liquidity and earnings.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2002, totaled $2.0 million compared to $4.4 million at March 31, 2001. The Bank's cash flows were provided mainly by financing activities, including $1.2 million from net deposit increases and $1.3 million from federal funds purchased. Operating activities provided $957,200 in cash for the three months ended March 31, 2002 compared to $1,058,600 used in cash for the three months ended March 31, 2001. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $3.4 million and to purchase $1.0 million in available-for-sale securities.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.0% respectively. At March 31, 2002, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations.

Part II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On April 23, 2002, the Company held its annual meeting of shareholders at which the following items were voted on.

     (1)  Election of Directors

                      NOMINEE                             FOR          WITHHELD

                  Robert E. Robbins, M.D.                184,279           0

                  Christopher G. Knight, M.D.            184,279           0

                  Allen McNutt                           184,079         200

     There were no abstentions or broker non-votes.

     The terms of office of the following directors continued after the meeting:
Ronald J. Pence, Kevin D. Addington, Henry Lee Chitwood, Lawrence P. Calvert, Lois Watkins Gray and William R. Hawkins.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

                NUMBER     DESCRIPTION
                ------     -----------
                  3.1      Articles of Incorporation *
                  3.2      Bylaws *
                  4        Form of Common Stock Certificate *
                  10.1     Restrictive Stock Transfer Agreement *
                  10.2     Organizational Stock Option and Incentive Plan **
                  10.3     Lease Agreement Between Kentucky National Properties,
                           L.L.C and Kentucky National Bank ***
                  10.4     Kentucky National Bancorp, Inc. 2000 Stock Option and
                           Incentive Plan ****
                  10.5     Kentucky National Bancorp, Inc. Director Fee Deferral
                           Plan *****

                   _____________
                   *     Incorporated   by  reference   from  the   Registrant's
                         Registration   Statement   on  Form   S-4   (File   No.
                         333-72371).
                   ** Incorporated by reference from Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-72371).
                   *** Incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.
                   **** Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
                   ***** Incorporated    by    reference    from    Registrant's
                         Registration   Statement   on  Form   S-8   (File   No.
                         333-41676).


     (b) During the quarter ended March 31, 2002, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       KENTUCKY NATIONAL BANCORP, INC.


Date: May 14, 2002                     By: /s/ Ronald J. Pence
                                           -------------------------------------
                                           Ronald J. Pence, President
                                           (Duly Authorized Represen-
                                           tative and Principal
                                           Financial Officer)