Form 10QSB
period 2002-06-30
KENTUCKY NATIONAL BANCORP INC
filed 2002-08-14
CIK 1078860

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         ______________________________

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

           X   Yes                       No
         -----                    -----

     As of June 30, 2002, there were 251,400 shares of the Registrant's common stock, par value $.01 per share, outstanding.


         Transitional Small Business Issuer Disclosure Format (check one):

               Yes                  X    No
         -----                    -----

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.
------

FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Condition as of June 30, 2002
   and December 31, 2001 (Unaudited)                                         3

Consolidated Statements of Income - (Unaudited) for the
   three and six months ended June 30, 2002 and 2001                         4

Consolidated Statements of Cash Flows - (Unaudited)
   for the six months ended June 30, 2002 and 2001                           5

Notes to Consolidated Financial Statements (Unaudited)                       7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     11


PART II.
--------

OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K                       15

Signatures                                                                   16

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                             JUNE 30,             DECEMBER 31,
                                                                              2002                    2001
                                                                          ------------            -----------
ASSETS
Cash and due from banks                                                   $   474,693             $ 2,211,755
Federal funds sold                                                          1,216,000                 788,000
Investment securities available-for-sale                                    4,626,398               3,540,810
Federal Home Loan Bank Stock, at cost                                         380,100                 355,800
Federal Reserve Stock, at cost                                                186,000                 176,650
Loans held for sale                                                           659,756               1,370,740
Loans, net                                                                 71,824,328              64,589,393
Premises and equipment, net                                                 2,983,954               3,031,510
Foreclosed assets                                                              68,898                      --
Accrued interest receivable and other assets                                  930,906                 858,240
                                                                          -----------             -----------

     Total assets                                                         $83,351,033             $76,922,898
                                                                          ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $66,539,153             $60,186,450
  Federal Home Loan Bank advances                                           7,000,000               7,000,000
  Obligations under capital leases                                          2,086,064               2,110,760
  Accrued interest payable and other
    Liabilities                                                               608,068                 917,778
                                                                          -----------             -----------

     Total liabilities                                                     76,233,285              70,214,988
                                                                          -----------             -----------

Commitments and contingent liabilities                                             --                      --
                                                                          -----------             -----------
Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                    --                      --
  Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 251,400 and 248,920 shares
    at June 30, 2002 and December 31, 2001,
    respectively                                                                2,514                   2,489
  Surplus                                                                   5,607,078               5,534,703
  Retained earnings                                                         1,454,782               1,138,946
  Accumulated other comprehensive
    income                                                                     53,374                  31,772
                                                                          -----------             -----------
     Total stockholders' equity                                             7,117,748               6,707,910
                                                                          -----------             -----------
     Total liabilities and stockholders'
       equity                                                             $83,351,033             $76,922,898
                                                                          ===========             ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                          -----------------------   -----------------------
                                             2002         2001        2002         2001
                                          ----------   ----------   ----------   ----------
Interest income:
  Loans, including fees                   $1,493,164   $1,533,986   $2,937,344   $2,979,516
  Securities                                  54,111       49,502      106,078       98,752
  Federal funds sold and other income         11,216       57,577       19,465       86,141
                                          ----------   ----------   ----------   ----------
     Total interest income                 1,558,491    1,641,065    3,062,887    3,164,409
                                          ----------   ----------   ----------   ----------
Interest expense:
  Deposit accounts                           391,301      550,356      783,306    1,119,379
  Certificates of deposit over $100,000      157,995      269,226      333,926      531,717
  Interest expense - federal funds             3,184           --        4,980           --
  Interest expense - FHLB advances            75,244       63,495      149,715       98,088
  Interest expense - capital lease            58,493       32,859      117,578       65,851
                                          ----------   ----------   ----------   ----------
     Total interest expense                  686,217      915,936    1,389,505    1,815,035
                                          ----------   ----------   ----------   ----------

     Net interest income                     872,274      725,129    1,673,382    1,349,374

Provision for loan losses                     85,500       45,500      130,500       90,800
                                          ----------   ----------   ----------   ----------
     Net interest income after
       provision for loan losses             786,774      679,629    1,542,882    1,258,574
                                          ----------   ----------   ----------   ----------
Other income:
  Service charges and fees                   110,198      124,922      212,558      223,117
  Net gain on sale of loans                   35,631       44,668       72,212       63,275
  Other income                                26,149       22,326       35,385       32,730
                                          ----------   ----------   ----------   ----------
                                             171,978      191,916      320,155      319,122
                                          ----------   ----------   ----------   ----------
Other expenses:
  Salaries and employee benefits             357,225      287,671      710,984      582,893
  Net occupancy expense                       46,570       37,789       93,694       74,787
  Equipment expense                           45,348       26,433       87,175       51,143
  Advertising                                 36,646       23,234       65,490       46,820
  Data processing                             46,304       51,262       94,995       97,592
  Postage, telephone and supplies             31,844       32,452       63,740       66,471
  Bank franchise tax                          20,657       15,929       41,087       39,239
  Directors fees                              13,923       13,431       27,988       28,807
  Professional services                       35,248       33,998       72,530       69,901
  Other operating expenses                    63,300       45,164      126,968      102,937
                                          ----------   ----------   ----------   ----------
                                             697,065      567,363    1,384,651    1,160,590
                                          ----------   ----------   ----------   ----------
Income before income taxes                   261,687      304,182      478,386      417,106
Income tax expense                            88,785      102,199      162,550      143,199
                                          ----------   ----------   ----------   ----------
Net income                                $  172,902   $  201,983   $  315,836   $  273,907
                                          ==========   ==========   ==========   ==========
Earnings per share
    Basic                                 $     0.69   $     0.81   $     1.26   $     1.10
                                          ==========   ==========   ==========   ==========
    Diluted                               $     0.69   $     0.81   $     1.25   $     1.10
                                          ==========   ==========   ==========   ==========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                            JUNE 30,
                                                    --------------------------
                                                         2002          2001
                                                    -----------    -----------
Operating activities:
     Net income                                     $   315,836    $   273,907
     Adjustments to reconcile net income to net
              cash provided by operating
              activities:
         FHLB stock dividend                             (8,300)       (10,900)
         Provision for loan losses                      130,500         90,800
         Provision for depreciation, amortization
           and accretion, net                           110,399         61,390
         Incentive stock option compensation             10,400         15,600
         Deferred tax                                    47,529         15,053
         Net change in assets and liabilities:
              Loans held for sale                       710,984       (423,195)
              Accrued interest receivable
               and other assets                        (131,324)       (21,954)
              Accrued interest payable                 (247,710)       196,360
                                                    -----------    -----------
                  Net cash provided by
                    operating activities                938,314        197,061
                                                    -----------    -----------
Investing activities:
     Activity in available-for-sale securities:
          Maturities, prepayments and calls           1,528,199        500,000
          Purchases                                  (2,581,056)       (48,380)
     Activity in held-to-maturity securities:
          Purchases                                     (25,350)       (24,350)
     Net increase in loans                           (7,446,741)    (3,880,118)
     Purchases of premises and equipment                (62,843)       (67,036)
                                                    -----------    -----------
                  Net cash used in investing
                    activities                       (8,587,791)    (3,519,884)
                                                    -----------    -----------
Financing activities:
     Net increase in deposits                         6,352,703      2,839,923
     Net increase in Federal Home Loan Bank
        Advances                                             --      5,000,000
     Payments on capital lease obligations              (24,696)       (23,347)
     Proceeds from sale of foreclosed assets             12,408             --
                                                    -----------    -----------
                  Net cash provided by financing
                    activities                        6,340,415      7,816,576
                                                    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                        (1,309,062)     4,493,753

Cash and cash equivalents, beginning of period        2,999,755      1,878,759
                                                    -----------    -----------

Cash and cash equivalents, end of period            $ 1,690,693    $ 6,372,512
                                                    ===========    ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                    --------------------------
                                                         2002          2001
                                                    -----------    -----------
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                              $1,461,902     $1,854,077
                                                    ==========     ==========

Cash paid for income taxes                          $  497,738     $       --
                                                    ==========     ==========
NONCASH TRANSACTIONS:

Federal Home Loan Bank Stock dividend
   received                                         $    8,300     $   10,900
                                                    ==========     ==========
Total increase in unrealized gain on
   securities available-for-sale                    $   32,731     $   24,990
                                                    ==========     ==========

Loans transferred to foreclosed assets              $  122,662     $       --
                                                    ==========     ==========
Loan to facilitate the sale of foreclosed
    assets                                          $   41,356     $       --
                                                    ==========     ==========


NONCASH TRANSACTIONS:

During the six month period ended June 30, 2002, the Company issued 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2001 in the amount of $62,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

2.   COMPREHENSIVE INCOME

     At June 30, 2002 and December 31, 2001, the Bank held securities classified as available-for-sale, which have net unrealized gains of $80,869 and $48,138, respectively. The before and after tax amount and tax expense of this component of comprehensive income at June 30, 2002 and December 31, 2001 is summarized below:

                                                             BEFORE               TAX                 AFTER
                                                              TAX               EXPENSE                TAX
                                                            --------            -------              --------
     JUNE 30, 2002
       Unrealized holding gains                             $ 32,731            $ 11,129             $ 21,602
       Reclassification adjustment
         for gains included in net                                --                  --                   --
         Income
                                                            --------            --------             --------
                                                            $ 32,731            $ 11,129             $ 21,602
                                                            ========            ========             ========
     DECEMBER 31, 2001
       Unrealized holding gains                             $ 27,744            $  9,432             $ 18,312
       Reclassification adjustment
         for gains included in net
         income                                                   --                  --                   --
                                                            --------            --------             --------
                                                            $ 27,744            $  9,432             $ 18,312
                                                            ========            ========             ========

3.   FEDERAL HOME LOAN BANK ADVANCES

     During 2000, the Bank entered into a blanket agreement for advances with the Federal Home Loan Bank (FHLB). The Bank had $7,000,000 in advances outstanding at June 30, 2002 and December 31, 2001. Advances from FHLB are payable at maturity with interest payable monthly, and are summarized as follows:

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

3.   FEDERAL HOME LOAN BANK ADVANCES, CONTINUED

                                    INTEREST            JUNE 30,             DECEMBER 31,
                  MATURITY            RATE                2002                  2001
                  --------          --------            --------             -----------

                  12/14/02          2.63%              $2,000,000            $2,000,000
                  01/19/11          5.44%               2,000,000             2,000,000
                  01/24/11          4.60%               1,000,000             1,000,000
                  03/09/11          5.22%               1,000,000             1,000,000
                  03/14/11          4.22%               1,000,000             1,000,000
                                                       ----------            ----------
                                                       $7,000,000            $7,000,000
                                                       ==========            ==========

     Mortgage loans and all FHLB stock are pledged to the FHLB as collateral on advances.

4.   EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the six months ended June 30, 2002 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method.

     The  following  data show the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at June 30, 2002 and 2001.

                                                                         JUNE 30,                  JUNE 30,
                                                                          2002                      2001
                                                                       -----------               -----------
             Income  available to common  stockholders used in
             basic and diluted  EPS                                    $   315,836               $   273,907
                                                                       ===========               ===========

             Weighted  average  number of common  shares  used in
             basic EPS                                                     250,573                   248,093
                                                                       ===========               ===========

             Effect of dilutive securities:
              stock-based compensation plan                                    935                     1,280
                                                                       ===========               ===========

             Weighted   number  of  common  shares  and  dilutive
             potential common stock used in dilutive EPS                   252,335                   249,373
                                                                       ===========               ===========

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

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the six months ended June 30, 2002 and 2001 were as follows:

                                                  JUNE 30,          JUNE 30,
                                                    2002              2001
                                                  ---------        ---------
                    Current                        $126,464        $156,312
                    Deferred                         36,086         (13,113)
                                                   --------        --------
                                                   $162,550        $143,199
                                                   ========        ========

     Deferred income tax assets net of deferred tax liabilities were approximately $119,300 and $166,800 at June 30, 2002 and December 31, 2001, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At June 30, 2002 and December 31, 2001 deferred tax assets and liabilities are composed of the following:

                                                                           JUNE 30,             DECEMBER 31,
                                                                            2002                   2001
                                                                         ----------             -----------
             Deferred tax assets:
               Allowance for loan losses                                 $ 157,200               $ 186,800
               Startup costs                                                 9,500                  16,900
               Organization costs                                            5,500                  10,900
               Stock options                                                53,000                  49,500
               Capital lease asset                                              --                   2,600
                                                                         ---------               ---------
                                                                           225,200                 266,700
                                                                         ---------               ---------
             Deferred tax liabilities:
               Federal Home Loan Bank stock                                (18,500)                (17,200)
               Accumulated depreciation                                    (59,900)                (65,900)
               Capital lease obligation                                       -                       (400)
               Available-for-sale securities                               (27,500)                (16,400)
                                                                         ---------               ---------
                                                                          (105,900)                (99,900)
                                                                         ---------               ---------
             Net deferred tax asset                                      $ 119,300               $ 166,800
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

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)



7.   INCOME TAXES, CONTINUED


     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                         JUNE 30,       JUNE 30,
                                                           2002           2001
                                                         --------       --------
U.S. federal income tax                                  $162,651       $141,816
Changes from statutory tax:
  Other, net                                                  101          1,383
                                                         --------       --------
Income tax expense                                       $162,550       $143,199
                                                         ========       ========

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

NET INCOME. Net income for the quarter ended June 30, 2002 was $172,900 or $0.69 per diluted share compared to a net income of $202,000 or $0.81 per share for the same period last year, a decrease of $29,100 or $0.12 per share. Net income for the six months ended June 30, 2002 was $315,800 or $1.25 per diluted share compared to $273,900 or $1.10 per share for the six months ended June 30, 2001, an increase of $41,900 or $0.15 per share.

The decrease in net income for the three months ended June 30, 2002 was due to an increase in the provision for loan loss of $40,000, a decrease in other income of $19,900, and an increase in other expenses of $129,700. These decreases in income were partially offset by an increase in net interest income of $147,100. The increase in net income for the six months ended June 30, 2002 was due to an increase in net interest income of $324,000 and an increase in other income of $1,000. These increases were partially offset by increases in the provision for loan losses of $39,700 and other expenses of $224,000.

NET INTEREST INCOME. Net interest income increased $147,100 or 20.3% to $872,200 for the three months ended June 30, 2002 compared to $725,100 for the three months ended June 30, 2001. Year to date net interest income was $1.7 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $324,000 or 24.0% between periods. This increase reflects the continued growth in interest-earning assets. Total average interest-earning assets for the six months ended June 30, 2002 increased by approximately $5.4 million with a decrease in average yield of 96 basis points, while average interest-bearing liabilities increased by approximately $3.7 million with a decrease in average costs of approximately 169 basis points. The declines in average yields and costs both reflect a significant decline in interest rates between the periods as the Federal Reserve cut short-term interest rates a record 11 times. These rate cuts had a greater impact on the Bank's cost of funds because a number of higher rate certificate accounts matured during the period. As a result, the Bank's interest rate spread increased to 3.93% for the six months ended June 30, 2002 compared to 3.20% for the six months ended June 30, 2001. Net interest margin increased to 4.53% for the 2002 period compared to 3.95% for the 2001 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $85,500 and $45,500 for the quarters ended June 30, 2002 and 2001, respectively. The year to date provision for loan losses was $130,500 and $90,800 and for the six months ended June 30, 2002 and 2001, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. Based upon a review of the Bank's loan portfolio, the Bank's recent loss experience and current economic conditions, management determined that an additional $40,000 should be charged to bad debt expense during the second quarter of 2002. At June 30, 2002, the Bank's allowance for loan losses was $634,600 or 0.88% of the gross loan portfolio.

OTHER INCOME. Other income was $172,000 and $191,900 for the quarters ended June 30, 2002 and 2001, respectively. Year to date other income was $320,200 and $319,100 for the six months ended June 30, 2002 and 2001, respectively. The decrease for the quarter of $19,900 or 10.4% is due in part to a stabilization of rates during the current quarter and management's decision to retain in the Bank's loan portfolio a portion of the loans originated by the secondary market division.

OTHER EXPENSE. Other expense was $697,100 and $567,400 for the quarters ended June 30, 2002 and 2001, respectively. Year to date other expense was $1,384,700 and $1,160,600 for the six months ended June 30, 2002 and 2001, respectively. The increase for the quarter of $129,700 or 22.9% and $224,100 or 19.3% for the six months ended June 30, 2002 was due primarily to increases in salaries and employee benefits of $69,600 for the quarter and $128,100 for the six-month period. The growth in salaries and benefits is the result of normal salary increases and bank growth. Net occupancy and equipment expense increased a total of $27,700 and $54,900 for the three and six month periods due to the expansion of the Bank's office facility in September 2001 and related equipment expenditures.

INCOME TAX EXPENSE. Income tax expense was $88,800 and $162,600 for the three and six months ended June 30, 2002, compared to $102,200 and $143,200 during the 2001 periods. The decrease in tax expense for the three-month period was due to lower net income before taxes while the increase in income tax expense for the six-month period was due to the increase in net income before taxes. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

The Bank continued to experience steady asset growth during 2002. Total assets have increased $6.5 million, or 8.5% to $83.4 million at June 30, 2002 compared to $76.9 million at December 31, 2001. The increase in total assets was primarily attributable to a $7.2 million or 11.2% increase in the loan portfolio. Also contributing to the increase in assets was a $1.1 million increase in investment securities as the Bank has sought to improve liquidity. This increase was offset by a $1.3 million decrease in cash and federal funds sold. Loans held for sale also declined by $711,000 reflecting reduced refinancing activity as interest rates stabilized and management's decision to retain a portion of the loans originated by the secondary market division in the Bank's loan portfolio. Funding for the Bank's asset growth came primarily from increased deposits. At June 30, 2002, deposits totaled $66.5 million, a $6.3 million, or 10.5%, increase over deposits at December 31, 2001. Advances from the Federal Home Loan Bank of Cincinnati totaled $7.0 million at June 30, 2002 and December 31, 2001.

Stockholders' equity increased by $409,800 to $7.1 million at June 30, 2002 from $6.7 million at December 31, 2001. Net income for the period of $315,800, an increase in unrealized gain or loss on available-for-sale securities of $21,600 and a $10,400 increase in net surplus from stock options accrued are the major sources of the increase. The remaining increase of $62,000 during the current period is due to the issuance of 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2001 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability and to promote depositor and investor confidence. The Bank continues to be in compliance with all applicable regulatory capital requirements.


ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                             JUNE 30,    DECEMBER 31,
                                                              2002           2001
                                                             --------    ------------
Restructured loans                                           $    0         $    0
Non-accrual loans                                             1,136            644
Accruing loans past due 90 days or more                           0              0
                                                             ------         ------
        Total non-performing loans                            1,136            644

Foreclosed assets                                                69              0
                                                             ------         ------
        Total non-performing assets                          $1,205         $  644
                                                             ======         ======

The increase in non-accrual loans was primarily attributable to a group of loans to a family of borrowers whose payment prospects had diminished. The Bank has taken charge-offs of $112,000 on these loans.

The Bank's foreclosed assets at June 30, 2002 consisted of one real property and three repossessed vehicles.

At June 30, 2002, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       ----------------------------------
                                                                          2002                    2001
                                                                       ----------              ----------
         Balance, beginning of period                                  $  706,739              $  625,556

         Loans charged off                                               (226,536)                (36,562)
         Loan recoveries                                                   23,850                  17,691
                                                                       ----------              ----------
         Net charge-offs                                                 (202,686)                (18,871)

         Provision for loan losses                                        130,500                  90,800
                                                                       ----------              ----------
         Balance, end of period                                        $  634,553              $  697,485
                                                                       ==========              ==========

Charge-offs for the six months ended June 30, 2002 increased by $190,000 compared to the same period in 2001. The charge-offs for 2002 include $112,000 of charge-offs taken on loans to one family of borrowers and an additional $40,000 charge-off taken on loans to one borrower. The remainder of the increase consists of charge-offs taken on several loans. Management determined that these borrowers would not have sufficient resources to repay the debt. Management believes that the increase in charge-offs is a result of the maturing loan portfolio and the economic slowdown in 2001.

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

At June 30, 2002, the Bank's ratio of loans to deposits was 108% compared to 107% at December 31, 2001. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and the use of FHLB advances to supplement deposits. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the continued maintenance of an investment securities portfolio that can be used as a source of liquidity and earnings.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2002, totaled $1.7 million compared to $6.4 million at June 30, 2001. The Bank's cash flows were provided mainly by financing activities, including $6.4 million from net deposit increases. Operating activities provided $938,300 in cash for the six months ended June 30, 2002 compared to $197,100 provided in cash for the six months ended June 30, 2001. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $7.4 million and to purchase $1.1 million in available-for-sale securities.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.00% respectively. At June 30, 2002, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations.

Part II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

          Number      Description
          ------      -----------

           3.1      Articles of Incorporation *
           3.2      Bylaws *
           4        Form of Common Stock Certificate *
           10.1     Restrictive Stock Transfer Agreement *
           10.2     Organizational Stock Option and Incentive Plan **
           10.3     Lease Agreement Between Kentucky National   Properties,
                    L.L.C and Kentucky National Bank ***
           10.4     Kentucky National Bancorp, Inc. 2000 Stock Option and
                    Incentive Plan ****
           10.5     Kentucky National Bancorp, Inc. Director Fee Deferral
                    Plan *****
           99.1     Certification under Section 906 of Sarbanes-Oxley Act of
                    2002.
                    _____________
                    *     Incorporated  by  reference  from the  Registrant's
                          Registration  Statement  on Form S-4 (File No.
                          333-72371).
                    **    Incorporated  by reference  from  Registrant's  Post-
                          Effective  Amendment  No. 1 to  Registration
                          Statement on Form S-8 (File No. 333-72371).
                    ***   Incorporated  by  reference  from  Registrant's Annual
                          Report on Form  10-KSB  for the year ended
                          December 31, 2001
                    ****  Incorporated by reference from the Registrant's Annual
                          Report on Form 10-KSB for the year ended December 31, 1999.
                    ***** Incorporated  by  reference  from  Registrant's
                          Registration Statement on Form S-8 (File  No.
                          333-41676).


     (b) During the quarter ended June 30, 2002, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KENTUCKY NATIONAL BANCORP, INC.


Date: August 13, 2002              By: /s/ Ronald J. Pence
                                       -----------------------------------
                                       Ronald J. Pence, President
                                       (Duly Authorized Represen-
                                       tative and Principal
                                       Financial Officer)