Form 10QSB
period 2002-09-30
KENTUCKY NATIONAL BANCORP INC
filed 2002-11-14
CIK 1078860

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ______________________________

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


               INDIANA                                   61-1345603
--------------------------------------------   ---------------------------------
(State or other jurisdiction of organization)  (IRS Employer Identification No.)


1000 NORTH DIXIE AVENUE, ELIZABETHTOWN, KENTUCKY        42701
------------------------------------------------     ----------
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

     As of September 30, 2002, there were 251,400 shares of the Registrant's common stock, par value $.01 per share, outstanding.


     Transitional Small Business Issuer Disclosure Format (check one):

               Yes                     X   No
          ---                         ---

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX

                                                                          PAGE
                                                                          ----
PART I.
-------

FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Condition as of September 30, 2002
   and December 31, 2001 (Unaudited)                                        3

Consolidated Statements of Income - (Unaudited) for the
   three and nine months ended September 30, 2002 and 2001                  4

Consolidated Statements of Cash Flows - (Unaudited)
   for the nine months ended September 30, 2002 and 2001                    5

Notes to Consolidated Financial Statements (Unaudited)                      7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    11

Item 3.

Controls and Procedures                                                     15

PART II.
--------

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  16

Signatures and Certifications                                               17

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,            DECEMBER 31,
                                                                              2002                     2001
                                                                          -----------              -----------
ASSETS

Cash and due from banks                                                   $ 2,247,831              $ 2,211,755
Federal funds sold                                                          3,265,000                  788,000
Investment securities available-for-sale                                    4,573,433                3,540,810
Federal Home Loan Bank Stock, at cost                                         384,600                  355,800
Federal Reserve Stock, at cost                                                186,000                  176,650
Loans held for sale                                                         1,892,057                1,370,740
Loans, net                                                                 74,011,815               64,589,393
Premises and equipment, net                                                 2,953,947                3,031,510
Foreclosed assets                                                             139,515                       --
Accrued interest receivable and other assets                                1,036,000                  858,240
                                                                          -----------              -----------

     Total assets                                                         $90,690,198              $76,922,898
                                                                          ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $73,532,130              $60,186,450
  Federal Home Loan Bank advances                                           7,000,000                7,000,000
  Obligations under capital leases                                          2,073,268                2,110,760
  Accrued interest payable and other
    liabilities                                                               713,450                  917,778
                                                                          -----------              -----------

     Total liabilities                                                     83,318,848               70,214,988
                                                                          -----------              -----------

Commitments and contingent liabilities                                             --                       --
                                                                          -----------              -----------
Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                    --                       --
  Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 251,400 and 248,920 shares
    at September 30, 2002 and December 31,
    2001, respectively                                                          2,514                    2,489
  Surplus                                                                   5,607,078                5,534,703
  Retained earnings                                                         1,671,286                1,138,946
  Accumulated other comprehensive
    income                                                                     90,472                   31,772
                                                                          -----------              -----------
     Total stockholders' equity                                             7,371,350                6,707,910
                                                                          -----------              -----------
     Total liabilities and stockholders'
       equity                                                             $90,690,198              $76,922,898
                                                                          ===========              ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                          -----------------------   -----------------------
                                             2002         2001        2002            2001
                                          ----------   ----------   ----------   ----------
Interest income:
  Loans, including fees                   $1,560,584   $1,476,969   $4,497,928   $4,456,485
  Securities                                  55,633       47,693      161,711      146,445
  Federal funds sold                          13,248       52,145       32,713      138,286
                                          ----------   ----------   ----------   ----------
     Total interest income                 1,629,465    1,576,807    4,692,352    4,741,216
                                          ----------   ----------   ----------   ----------
Interest expense:
  Deposit accounts                           380,735      525,048    1,164,041    1,644,427
  Certificates of deposit over $100,000      171,211      250,691      505,137      782,408
  Interest expense - federal funds               130           --        5,110           --
  Interest expense - FHLB advances            76,070       61,447      225,785      159,535
  Interest expense - capital lease            58,342       32,725      175,920       98,576
                                          ----------   ----------   ----------   ----------
     Total interest expense                  686,488      869,911    2,075,993    2,684,946
                                          ----------   ----------   ----------   ----------
     Net interest income                     942,977      706,896    2,616,359    2,056,270

Provision for loan losses                     68,750       46,000      199,250      136,800
                                          ----------   ----------   ----------   ----------
     Net interest income after
       provision for loan losses             874,227      660,896    2,417,109    1,919,470
                                          ----------   ----------   ----------   ----------
Other income:
  Service charges and fees                   113,887      137,023      326,445      360,140
  Net gain on sale of loans                   48,972       37,089      121,184      100,364
  Net gain on sale of investments              9,372           --        9,372           --
  Other income                                 6,854       23,693       42,239       56,423
                                          ----------   ----------   ----------   ----------
                                             179,085      197,805      499,240      516,927
                                          ----------   ----------   ----------   ----------
Other expenses:
  Salaries and employee benefits             360,771      315,671    1,071,755      898,564
  Net occupancy expense                       48,853       46,679      142,547      121,466
  Equipment expense                           48,171       30,729      135,346       81,872
  Advertising                                 27,694       25,953       93,184       72,773
  Data processing                             56,558       56,266      151,553      153,858
  Postage, telephone and supplies             31,192       34,465       94,932      100,936
  Bank franchise tax                          20,884       20,148       61,971       59,387
  Directors fees                              14,076       13,579       42,064       42,386
  Professional services                       36,574       29,659      109,104       99,560
  Other operating expenses                    78,992       56,563      205,960      159,500
                                          ----------   ----------   ----------   ----------
                                             723,765      629,712    2,108,416    1,790,302
                                          ----------   ----------   ----------   ----------
Income before income taxes                   329,547      228,989      807,933      646,095
Income tax expense                           113,043       76,443      275,593      219,642
                                          ----------   ----------   ----------   ----------
Net income                                $  216,504   $  152,546   $  532,340   $  426,453
                                          ==========   ==========   ==========   ==========
Earnings per share
    Basic                                 $     0.86   $     0.61   $     2.12   $     1.72
                                          ==========   ==========   ==========   ==========
    Diluted                               $     0.86   $     0.61   $     2.11   $     1.70
                                          ==========   ==========   ==========   ==========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            ----------------------------
                                                                2002            2001
                                                            ------------   -------------
Operating activities:
     Net income                                             $    532,340   $   426,453
     Adjustments to reconcile net income to net
              cash provided (used) by operating
              activities:
         FHLB stock dividend                                     (12,800)      (16,900)
         Provision for loan losses                               199,250       136,800
         Provision for depreciation, amortization
           and accretion, net                                    170,407        98,490
         Incentive stock option compensation                      10,400        23,400
         Deferred tax                                             44,904         2,855
         Change in assets and liabilities:
         Loans held for sale                                    (521,317)     (202,484)
              Accrued interest receivable
               and other assets                                 (252,903)      (49,830)
              Accrued interest payable                          (142,328)      303,494
                                                            ------------   -----------
                  Net cash provided by
                    operating activities                          27,953       722,278
                                                            ------------   -----------
Investing activities:
     Activity in available-for-sale securities:
          Maturities, prepayments and calls                    1,637,166            --
          Purchases                                           (2,580,850)      (48,448)
     Activity in held-to-maturity securities:
          Purchases                                              (25,350)      (24,350)
     Net increase in loans                                    (9,774,455)   (4,850,916)
     Purchases of premises and equipment                         (92,844)     (300,455)
                                                            ------------   -----------
                  Net cash used in investing
                    activities                               (10,836,333)   (5,224,169)
                                                            ------------   -----------
Financing activities:
     Net increase in deposits                                 13,345,680     2,386,907
     Payments on capital lease obligations                       (37,492)      (35,221)
     Proceeds from sale of foreclosed assets                      13,268            --
     Net increase in FHLB advances                                    --     5,000,000
                                                            ------------   -----------
                  Net cash provided by financing
                    activities                                13,321,456     7,351,686
                                                            ------------   -----------
Net increase in cash and cash
  equivalents                                                  2,513,076     2,849,795

Cash and cash equivalents, beginning of period                 2,999,755     1,878,759
                                                            ------------   -----------
Cash and cash equivalents, end of period                    $  5,512,831   $ 4,728,554
                                                            ============   ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            -----------------------
                                               2002         2001
                                            ----------   ----------
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                      $2,179,780   $2,721,436
                                            ==========   ==========
Cash paid for income taxes                  $  581,668   $       --
                                            ==========   ==========
NONCASH TRANSACTIONS:

Federal Home Loan Bank stock dividend
   received                                 $   12,800   $   16,900
                                            ==========   ==========
Total increase in unrealized gain on
   securities available-for-sale            $   88,940   $   52,317
                                            ==========   ==========
Loans transferred to foreclosed assets      $  240,910   $       --
                                            ==========   ==========
Loan to facilitate the sale of foreclosed
   assets                                   $   88,127   $       --
                                            ==========   ==========

NONCASH TRANSACTIONS:
During the nine month period ended September 30, 2002, the Company issued 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2001 in the amount of $62,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

2.   COMPREHENSIVE INCOME

     At September 30, 2002 and December 31, 2001, the Bank held securities classified as available-for-sale, which have net unrealized gains of $137,078 and $48,138, respectively. The before and after tax amount and tax expense of this component of comprehensive income at September 30, 2002 and December 31, 2001 is summarized below:

                                                             BEFORE               TAX                 AFTER
                                                              TAX               EXPENSE                TAX
                                                            --------            --------             --------
     SEPTEMBER 30, 2002
       Unrealized holding gains                             $ 98,312            $ 33,426             $ 64,886
       Reclassification adjustment
         for gains included in net
         income                                               (9,372)             (3,186)              (6,186)
                                                            --------            --------             --------
                                                            $ 88,940            $ 30,240             $ 58,700
                                                            ========            ========             ========
     DECEMBER 31, 2001
       Unrealized holding gains                             $ 27,744            $  9,432             $ 18,312
       Reclassification adjustment
         for gains included in net
         income                                                   --                  --                   --
                                                            --------            --------             --------
                                                            $ 27,744            $  9,432             $ 18,312
                                                            ========            ========             ========

3.   FEDERAL HOME LOAN BANK ADVANCES

     During 2000, the Bank entered into a blanket agreement for advances with the Federal Home Loan Bank (FHLB). The Bank had $7,000,000 in advances outstanding at September 30, 2002 and December 31, 2001. Advances from FHLB are payable at maturity with interest payable monthly, and are summarized as follows:

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

3.   FEDERAL HOME LOAN BANK ADVANCES, CONTINUED

                                    INTEREST           SEPTEMBER 30,         DECEMBER 31,
                  MATURITY            RATE                2002                  2001
                  --------          --------           ------------          ------------
                  12/14/02          2.63%              $2,000,000            $2,000,000
                  01/19/11          5.44%               2,000,000             2,000,000
                  01/24/11          4.60%               1,000,000             1,000,000
                  03/09/11          5.22%               1,000,000             1,000,000
                  03/14/11          4.22%               1,000,000             1,000,000
                                                       ----------            ----------
                                                       $7,000,000            $7,000,000
                                                       ==========            ==========

     Mortgage loans and all FHLB stock are pledged to the FHLB as collateral on advances.

4.   EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the nine months ended September 30, 2002 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method.

     The  following  data show the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at September 30, 2002 and 2001.

                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                           2002                      2001
                                                                       ------------              -------------
             Income  available to common  stockholders used in
               basic and diluted  EPS                                  $   532,340               $   426,453
                                                                       ===========               ===========

             Weighted  average  number of common  shares  used in
               basic EPS                                                   250,849                   248,300
                                                                       ===========               ===========

             Effect of dilutive securities:
               stock-based compensation plan                                 1,557                     1,884
                                                                       ===========               ===========

             Weighted   number  of  common  shares  and  dilutive
               potential common stock used in dilutive EPS                 252,957                   250,184
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

     The components of consolidated income tax expense (benefit) applicable to continuing operations for the nine months ended September 30, 2002 and 2001 were as follows:

                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                   2002                  2001
                                                ---------             ---------
               Current                          $ 261,200             $ 242,500
               Deferred                            14,400               (22,900)
                                                ---------             ---------
                                                $ 275,600             $ 219,600
                                                =========             =========

     Deferred income tax assets net of deferred tax liabilities were approximately $121,900 and $166,800 at September 30, 2002 and December 31, 2001, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At September 30, 2002 and December 31, 2001 deferred tax assets and liabilities are composed of the following:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2002             2001
                                                     ---------        ---------
Deferred tax assets:
  Allowance for loan losses                          $ 184,800        $ 186,800
  Startup costs                                          5,700           16,900
  Organization costs                                     2,700           10,900
  Stock options                                         53,000           49,500
  Capital lease asset                                       --            2,600
                                                     ---------        ---------
                                                       246,200          266,700
                                                     ---------        ---------
Deferred tax liabilities:
  Federal Home Loan Bank stock                         (21,500)         (17,200)
  Accumulated depreciation                             (56,200)         (65,900)
  Capital lease obligation                                  --             (400)
  Available-for-sale securities                        (46,600)         (16,400)
                                                     ---------        ---------
                                                      (124,300)         (99,900)
                                                     ---------        ---------
Net deferred tax asset                               $ 121,900        $ 166,800
                                                     =========        =========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)


7.   INCOME TAXES, CONTINUED

     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                      2002               2001
                                                   ------------      -----------
             U.S. federal income tax                $ 274,700         $ 219,700
             Changes from statutory tax:
             Other, net                                   900              (100)
                                                    ---------         ---------
             Income tax expense                     $ 275,600         $ 219,600
                                                    =========         =========

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

NET INCOME. Net income for the quarter ended September 30, 2002 was $216,500 or $0.86 per diluted share compared to a net income of $152,500 or $0.61 per diluted share for the same period last year, an increase of $64,000 or $0.25 per share. Net income for the nine months ended September 30, 2002 was $532,300 or $2.11 per diluted share compared to $426,500 or $1.70 per diluted share for the nine months ended September 30, 2001, an increase of $105,800 or $0.41 per share.

The increase in net income for the three months ended September 30, 2002 was due to an increase in net interest income of $236,100. This increase was partially offset by an increase in the provision for loan loss of $22,800, a decrease in other income of $18,700, and an increase in other expenses of $94,100. The increase in net income for the nine months ended September 30, 2002 was due to an increase in net interest income of $560,100. The increase was partially offset by an increase in the provision for loan losses of $62,500, a decrease in other income of $17,800 and an increase in other expenses of $318,100.

NET INTEREST INCOME. Net interest income increased $236,100 or 33.3% to $943,000 for the three months ended September 30, 2002 compared to $706,900 for the three months ended September 30, 2001. Year to date net interest income was $2.6 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $560,100 or 27.2% between periods. This increase reflects the continued growth in interest-earning assets as well as an improving interest rate spread. Total average interest-earning assets for the nine months ended September 30, 2002 increased by approximately $7.2 million with a decrease in average yield of 95 basis points, while average interest-bearing liabilities increased by approximately $5.5 million with a decrease in average costs of approximately 173 basis points. The declines in average yields and costs both reflect a significant decline in interest rates between the periods as the Federal Reserve cut short-term interest rates a record 11 times. These rate cuts had a greater impact on the Bank's cost of funds because a number of higher rate certificate accounts matured during the period. As a result, the Bank's interest rate spread increased to 3.99% for the nine months ended September 30, 2002 compared to 3.21% for the nine months ended September 30, 2001. Net interest margin increased to 4.56% for the 2002 period compared to 3.96% for the 2001 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $68,800 and $46,000 for the quarters ended September 30, 2002 and 2001, respectively. The year to date provision for loan losses was $199,300 and $136,800 for the nine months ended September 30, 2002 and 2001, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. Based upon a review of the Bank's loan portfolio, the Bank's recent loss experience and current economic conditions, management determined that an additional $22,800 should be charged to bad debt expense during the third quarter of 2002. At September 30, 2002, the Bank's allowance for loan losses was $716,800 or 0.95% of the gross loan portfolio.

OTHER INCOME. Other income was $179,100 and $197,800 for the quarters ended September 30, 2002 and 2001, respectively. Year to date other income was $499,200 and $516,900 for the nine months ended September 30, 2002 and 2001, respectively. The decrease for the quarter of $18,700 or 9.5% and for the nine month period of $17,700 or 3.4% are due in part to a stabilization of rates during the current quarter and management's decision to retain in the Bank's loan portfolio a portion of the loans originated by the secondary market division. Also, contributing to the decline in other income was a decline in service charges and fees of $23,000, or 16.9%, for the quarter and $34,000, or 9.4% year to date. The lower levels of service charges and fees for the 2002 period reflect a decline in overdraft activity after the introduction of a new overdraft fee structure in 2001.

OTHER EXPENSES. Other expenses were $723,800 and $629,700 for the quarters ended September 30, 2002 and 2001, respectively. Year to date other expenses were $2.1 million and $1.8 million for the nine months ended September 30, 2002 and 2001, respectively. The increase for the quarter of $94,100 or 14.9% and $318,100 or 17.8% for the nine months ended September 30, 2002 was due primarily to increases in salaries and employee benefits of $45,100 for the quarter and $173,200 for the nine-month period. The growth in salaries and benefits is the result of normal salary increases and bank growth. Net occupancy and equipment expense increased a total of $19,600 and $74,600 for the three and nine month periods, respectively, due to the expansion of the Bank's office facility in September 2001 and related equipment expenditures.

INCOME TAX EXPENSE. Income tax expense was $113,000 and $275,600 for the three and nine months ended September 30, 2002, compared to $76,400 and $219,600 during the 2001 periods. The increase in tax expense for the three-month period and the nine-month period was due to the increase in net income before taxes. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

The Bank continued to experience steady asset growth during 2002. Total assets have increased $13.8 million, or 17.9% to $90.7 million at September 30, 2002 compared to $76.9 million at December 31, 2001. The increase in total assets was primarily attributable to a $9.4 million or 14.6% increase in the loan portfolio. Also contributing to the increase in assets was a $1.1 million increase in investment securities and $2.5 million increase in cash and federal funds sold as the Bank has sought to improve liquidity. Loans held for sale also increased by $500,000.

Funding for the Bank's asset growth came primarily from increased deposits. At September 30, 2002, deposits totaled $73.5 million, a $13.3 million, or 22.1%, increase over deposits at December 31, 2001. Demand deposit accounts have increased $6.4 million and certificates of deposit have increased $6.9 million since December 31, 2001. During the current year, the Bank has increasingly obtained deposits through internet CD markets on which the Bank posts its rates for a fee. Such certificates of deposit totaled $19.6 million at September 30, 2002 compared to $6.2 million at December 31, 2001. The Bank has found that deposits can be obtained through the internet at lower rates than it would be required to pay to attract funds in the Elizabethtown market. Advances from the Federal Home Loan Bank of Cincinnati totaled $7 million at September 30, 2002 and December 31, 2001.

Stockholders' equity increased by $663,400 to $7.4 million at September 30, 2002 from $6.7 million at December 31, 2001. Net income for the period of $532,300, an increase in unrealized gain or loss on available-for-sale securities of $58,700 and a $10,400 increase in net surplus from stock options accrued are the major sources of the increase. The remaining increase of $62,000 during the current period is due to the issuance of 2,480 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2001 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability and to promote depositor and investor confidence. The Bank continues to be in compliance with all applicable regulatory capital requirements.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2002             2001
                                                          -------------    ------------
Restructured loans                                           $    0       $    0
Non-accrual loans                                             1,349          644
Accruing loans past due 90 days or more                           0            0
                                                             ------       ------
        Total non-performing loans                            1,349          644

Foreclosed assets                                               140            0
                                                             ------       ------
        Total non-performing assets                          $1,489       $  644
                                                             ======       ======

The increase in non-accrual loans was primarily attributable to a group of loans to a family of borrowers whose payment prospects had diminished. The Bank has taken charge-offs of $112,000 on these loans.

The Bank's foreclosed assets at September 30, 2002 consisted of two real properties and three repossessed vehicles.

At September 30, 2002, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                                                       2002              2001
                                                    ---------         ----------
Balance, beginning of period                        $ 706,739         $ 625,556

Loans charged off                                    (231,776)          (46,535)
Loan recoveries                                        42,539            21,878
                                                    ---------         ---------
Net charge-offs                                      (189,237)          (24,657)

Provision for loan losses                             199,250           136,800
                                                    ---------         ---------
Balance, end of period                              $ 716,752         $ 737,699
                                                    =========         =========

Charge-offs for the nine months ended September 30, 2002 increased by $185,200 compared to the same period in 2001. The charge-offs for 2002 include $112,000 of charge-offs taken on loans to one family of borrowers and an additional $40,000 charge-off taken on loans to one borrower. The remainder of the increase consists of charge-offs taken on several loans. Management determined that these borrowers would not have sufficient resources to repay the debt. Management believes that the increase in charge-offs is a result of the maturing loan portfolio and the economic slowdown in 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no operating business other than the Bank and does not have material funding needs. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank's sources of funds for lending activities and operations are deposits from its primary market area and attracted over the internet, advances from the FHLB of Cincinnati, principal and interest payments on loans, interest received on other investments and federal funds purchased. Its principal funding commitments are for the origination of loans, the payment of maturing deposits, principal and interest payments on advances from FHLB, and obligations under capital leases for buildings and equipment. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. The Bank has also used FHLB advances to fund operations and may draw on lines of credit from its correspondent banks. At September 30, 2002, the Bank has unused lines of credit from the FHLB for up to $13.8 million and from correspondent banks for another $5.0 million.

At September 30, 2002, the Bank's ratio of loans to deposits was 103.2% compared to 107% at December 31, 2001. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and the use of FHLB advances to supplement deposits. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the continued maintenance of an investment securities portfolio that can be used as a source of liquidity and earnings.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2002, totaled $5.5 million compared to $4.7 million at September 30, 2001. The Bank's cash flows were provided mainly by financing activities, including $13.3 million from net deposit increases. Operating activities provided $28,000 in cash for the nine months ended September 30, 2002 compared to $722,300 provided in cash for the nine months ended September 30, 2001. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $9.8 million and to purchase $943,700 in available-for-sale securities.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.0% respectively. At September 30, 2002, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations.

ITEM 3. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

Part II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

          NUMBER    DESCRIPTION
          -----     -----------
           3.1      Articles of Incorporation *
           3.2      Bylaws *
           4        Form of Common Stock Certificate *
           10.1     Restrictive Stock Transfer Agreement *
           10.2     Organizational Stock Option and Incentive Plan **
           10.3     Lease Agreement Between Kentucky National   Properties,
                    L.L.C and Kentucky National Bank ***
           10.4     Kentucky National Bancorp, Inc. 2000 Stock Option and
                    Incentive Plan ****
           10.5     Kentucky National Bancorp, Inc. Director Fee Deferral
                    Plan *****
           99.1     Certification under Section 906 of Sarbanes-Oxley Act of 2002

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

     (b) During the quarter ended September 30, 2002, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      KENTUCKY NATIONAL BANCORP, INC.


Date: November 14, 2002               By: /s/ Ronald J. Pence
                                          -------------------------------------
                                          Ronald J. Pence, President
                                          (Duly Authorized Represen-
                                          tative and Principal
                                          Financial Officer)

                                  CERTIFICATION


I, Lawrence P. Calvert, Chief Executive Officer of Kentucky National Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kentucky National Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                         /s/ Lawrence P. Calvert
                                         ------------------------------------
                                         Lawrence P. Calvert
                                         Chief Executive Officer

                                  CERTIFICATION

I, Ronald J. Pence, President and Chief Financial Officer of Kentucky National Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kentucky National Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                     /s/ Ronald J. Pence
                                     ---------------------------------------
                                     Ronald J. Pence
                                     President and Chief Financial Officer