Form 10KSB
period 2002-12-31
KENTUCKY NATIONAL BANCORP INC
filed 2003-03-31
CIK 1078860

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended  December 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period __________ to __________

                          Commission File No. 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Indiana                                               61-1345603
-------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employee
Incorporation or Organization                                Identification No.)


1000 North Dixie Avenue, Elizabethtown, Kentucky                42701
------------------------------------------------                -----
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
YES  X   NO
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $7,053,731

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale of which the registrant was aware ($25 per share), was approximately $3.9 million as of March 21, 2003. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

         As of March 21, 2003, there were issued and outstanding 253,800 shares of the registrant's common stock.

         Transitional Small Business Disclosure Format:   YES        NO  X
                                                              ---       ---

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business
----------------

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

         Hardin County is currently home to approximately 94,000 persons. After contracting somewhat during the 1989 to 1994 period due to down-sizing of the Fort Knox Military Reservation, the county's population has grown during the two most recent years and is projected to continue to grow during the next five years. Although per capita personal income for Hardin County is below the level for the Commonwealth of Kentucky as a whole, median household income is higher. The county's current unemployment rate of 6.8% is above that for the
Commonwealth of Kentucky as a whole. Although the largest employer in Hardin County continues to be the Fort Knox Military Reservation, the county has experienced steady employment growth in the manufacturing and services sectors during recent years, a trend which is expected to continue due to the influence of automotive plants in the region.

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

         Loan Portfolio Composition. The following table provides information on the composition of the loan portfolio at the indicated dates.

                                                 At December 31,
                                       ------------------------------------
                                             2002                2001
                                       ----------------    ----------------
                                        Amount  Percent     Amount  Percent
                                        ------  -------     ------  -------
                                                (Dollars in thousands)
Real estate - mortgage:
  Residential........................  $ 42,116   55.15%   $ 36,295    55.55%
  Commercial.........................     7,870   10.31       7,553    11.56
  Agricultural.......................     3,007    3.94       1,867     2.86
Real estate - construction...........     7,334    9.60       4,582     7.01
Consumer.............................     8,679   11.36       8,632    13.21
Commercial and industrial............     7,360    9.64       6,409     9.81
                                       --------  ------    --------   ------

  Total loans........................    76,366  100.00%     65,338   100.00%
                                                 ======               ======
  Allowance for credit losses........      (691)               (707)
  Unearned fees and discounts........        (8)                (42)
                                       --------            --------
Loans receivable, net................  $ 75,667            $ 64,589
                                       ========            ========

         In addition to the above, the Bank had approximately $1.7 million and $1.4 million in loans held for sale at December 31, 2002 and 2001, respectively. These loans consisted of fixed-rate residential mortgage loans originated for resale into the secondary market all of which were originated pursuant to purchase commitments from secondary market investors.

         Loan Maturity Schedule. The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2002. Demand loans and loans which have no stated maturity are treated as due in one year or less. At December 31, 2002, the Company had loans totaling $3,861,800 due after one year with variable rates and $53,690,200 in such loans with fixed rates.

                                 Due Within     One to     Due Over
                                  One Year    Five Years  Five Years   Total
                                  --------    ----------  ----------   -----
                                                (In thousands)
Real estate - mortgage:
  Residential..................    $ 4,719     $27,619     $ 9,778    $42,116
  Commercial...................      1,365       4,591       1,914      7,870
  Agricultural.................        332       1,898         777      3,007
Real estate - construction.....      6,449         536         349      7,334
Consumer.......................      2,379       5,743         557      8,679
Commercial and industrial......      3,570       2,767       1,023      7,360
                                   -------     -------     -------    -------
                                   $18,814     $43,154     $14,398    $76,366
                                   =======     =======     =======    =======

         Real Estate Lending. The Bank offers mortgage loans for the purchase or refinancing of residential and commercial real estate as well as construction and land development loans and second mortgages secured by the borrower's primary residence. The Bank's commercial mortgages are secured by multi-family residential properties, agricultural properties and commercial properties (primarily undeveloped real estate). Residential mortgage loans may be originated on either a fixed or variable rate basis. A majority of the residential and commercial mortgages currently in the Bank's portfolio feature a 30-year amortization period with a balloon payment after five years. Residential and commercial construction loans are generally originated on a variable rate basis. Generally, construction loans are for one-year terms and may be converted to permanent loans at the end of the term. Substantially all of the Bank's real estate loans are secured by properties in Elizabethtown, Kentucky and surrounding areas. Under the Bank's loan policies, the permissible loan-to-value ratio for owner-occupied residential mortgages is 90% of the lesser of the purchase price or appraised value. Residential mortgage loans may be made with loan-to-value ratios in excess of 80% provided the borrower obtains private mortgage insurance for any loan amounts in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 75%. The maximum permissible loan-to-value ratio for residential construction loans is 85% and commercial construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 75% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower's primary residence provided that the aggregate indebtedness on the property does not exceed 90% of its value. Loan officers may make exceptions to lending policy within their lending limits. Exceptions to lending policy are reviewed monthly by the Board of Directors. At December 31, 2002, there were approximately $5.6 million in loans originated as exceptions to loan policies on loan-to-value ratios

         The Bank began originating residential mortgage loans for sale into the secondary market in October, 2000. The secondary market loan division primarily sells fixed-rate originations in the secondary market and does not retain the servicing rights on these loans. The Bank is an approved seller/servicer for Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie
Mac) loans with sales to a variety of investors.

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

         The maximum amount which the Bank is permitted to lend not fully secured to any one borrower and their related interests may generally not exceed 15% of the Bank's unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Provided the amount in excess of 15% is fully secured by marketable collateral such as investment securities, the Bank may make loans up to 25% of unimpaired capital and surplus. Under these formulas, the Bank would have been permitted to lend up to $1,207,400 and $2,012,300, respectively, to any one borrower at December 31, 2002. At December 31, 2002, the largest amount outstanding to any one borrower and their related interests was $806,300.

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

Non-Performing Loans

         Loans are placed in a non-accrual income status when, in the opinion of management, the prospects for recovering both principal and accrued interest are considered doubtful. The Bank seeks to control its level of non-performing assets by following strict collection procedures. The Bank generally sends out reminder notices as soon as a loan becomes 15 days delinquent. If the loan becomes 30 days delinquent, the borrower will receive another letter or a telephone call and collection efforts will be continued until the loan is brought current. If a loan becomes 90 days delinquent, the loan is generally placed on non-accrual status and the Bank generally will initiate proceedings for the repossession or foreclosure upon any collateral securing the loan.

         The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                  At December 31,
                                                                  2002      2001
                                                                 ------    ------
                                                               (Dollars in thousands)
Restructured loans ............................................  $    0    $    0
                                                                 ------    ------
Non-accrual loans:
    Real estate - mortgage:
        Residential ...........................................     894       482
        Commercial ............................................       0         0
        Agricultural ..........................................      64         0
    Real estate - construction ................................      54        56
    Consumer ..................................................     332       106
    Commercial and industrial .................................      99         0
                                                                 ------    ------
             Total nonaccrual loans ...........................   1,443       644
                                                                 ------    ------
Accruing loans past due 90 days or more:
    Real estate - mortgage:
        Residential ...........................................       0         0
        Commercial ............................................       0         0
        Agricultural ..........................................       0         0
    Real estate - construction ................................       0         0
    Consumer ..................................................       7        13
    Commercial and industrial .................................       0         0
                                                                 ------    ------
             Total accruing loans past due 90 days or more ....       7        13
                                                                 ------    ------
             Total non-accrual and past due loans .............  $1,450    $  657
                                                                 ======    ======
             Non-accrual and past due loans to gross loans ....    1.90%     1.01%
                                                                 ======    ======
             Allowance for credit losses to non-accrual and
                past due loans ................................   47.66%   107.61%
                                                                 ======    ======

         During the year ended December 31, 2002, the Bank would have recorded interest income of $166,600 on non-accrual loans, if such loans had been current in accordance with their original term. The Bank included $45,800 in interest income on such loans during the year.

         At December 31, 2002, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

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

         Transactions in the allowance for loan losses during the years ended December 31, 2002 and 2001 were as follows:

                                                      Year Ended December 31,
                                                     -------------------------
                                                       2002             2001
                                                     --------         --------
                                                        (Dollars in thousands)

Beginning Balance ............................       $    707         $    626
                                                     --------         --------
Charge-offs:
    Real estate - mortgage:
        Residential ..........................           (175)             (26)
        Commercial ...........................              0                0
        Agricultural .........................            (30)               0
    Real estate - construction ...............              0                0
    Consumer .................................           (173)             (96)
    Commercial and industrial ................            (52)             (10)
                                                     --------         --------
             Total ...........................           (430)            (132)
                                                     --------         --------
Recoveries:
    Real estate - mortgage:
        Residential ..........................              4                0
        Commercial ...........................              0                0
        Agricultural .........................              0                0
    Real estate - construction ...............              0                9
    Consumer .................................             30                7
    Commercial and industrial ................             18               14
                                                     --------         --------
             Total ...........................             52               30
                                                     --------         --------

Net charge-offs ..............................           (378)            (102)
Provisions charged to operations .............            362              183
                                                     --------         --------
Ending balance ...............................       $    691         $    707
                                                     ========         ========
Average loans ................................       $ 71,865         $ 62,750
                                                     ========         ========
Net charge-offs to average loans .............           0.53%            0.16%
                                                     ========         ========


         Charge-offs during 2002 increased by $298,000 compared to 2001. The charge-offs for 2002 include $112,000 of charge-offs taken on loans to one family of borrowers and an additional $40,000 charge-off taken on loans to another borrower. The remainder of the increase consists of charge-offs taken on several loans. Management determined that these borrowers would not have sufficient resources to repay the debt. Management believes that the increase in charge-offs is a result of the maturing loan portfolio and the economic slowdown in 2001 and 2002.

         The following table shows the allowance for loan losses broken down by loan category at the dates indicated.

                                                 At December 31,
                                -----------------------------------------------
                                        2002                   2001
                                ----------------------    ---------------------
                                           Percent of               Percent of
                                            Loans in                 Loans in
                                Reserve       Each        Reserve       Each
                                for Each   Category to    For Each  Category to
                                Category   Total Loans    Category  Total Loans
                                --------   -----------    --------  -----------
                                            (Dollars in thousands)
Portfolio
---------
Real estate - mortgage:
  Residential.................    $ 320         55.15%     $ 195         55.55%
  Commercial..................      118         10.31        154         11.56
  Agricultural................       22          3.94         15          2.86
Real estate - construction....       13          9.60          1          7.01
Consumer......................      170         11.36        100         13.21
Commercial and industrial.....       48          9.64         32          9.81
Unallocated...................       --            --        210            --
                                  -----        ------    -------        ------
          Total...............    $ 691        100.00%   $   707        100.00%
                                  =====        ======    =======        ======


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

         The Bank's investment securities portfolio currently consists of debt securities issued by the FHLB System and Federal National Mortgage Association and mortgage-backed securities issued by Freddie Mac and Fannie Mae. The following table shows the composition of the investment portfolio by major category at the dates indicated.

                                                           At December 31,
                                                       ----------------------
                                                         2002           2001
                                                       -------        -------
                                                          (In thousands)
U. S. government and federal agency securities...      $ 2,572        $ 3,541
Mortgage-backed securities.......................        1,772              -
                                                       -------        -------
    Total........................................      $ 4,344        $ 3,541
                                                       =======        =======

         The following table sets forth the scheduled maturities, market values and average yields for the Bank's investment securities and mortgage-backed securities portfolio at December 31, 2002.

                                                                      At December 31, 2002
                                 ---------------------------------------------------------------------------------------------------
                                                                                              More than               Total
                                 One Year or Less   One to Five Years  Five to Ten Years      Ten Years       Investment Portfolio
                                 ----------------   ------------------ ------------------ ----------------- ------------------------
                                           Weighted           Weighted           Weighted          Weighted                 Weighted
                                Amortized  Average  Amortized Average  Amortized Average Amortized Average Amortized  Market Average
                                   Cost     Yield      Cost    Yield      Cost    Yield     Cost    Yield     Cost     Value  Yield
                                   ----     -----      ----    -----      ----    -----     ----    -----     ----     -----  -----
                                                                       (Dollars in thousands)
U.S. government and federal
   agency securities...........   $  --       --%    $2,000    5.213%   $ 500     4.000%    $ --     -- %    $2,500   $2,572  4.970%
Mortgage-backed  securities....      --       --         --       --      878     5.275      834    4.391     1,712    1,772  4.847
                                  -----              ------            ------               ----             ------   ------
  Total........................   $  --              $2,000            $1,378               $834             $4,212   $4,344
                                  =====              ======            ======               ====             ======   ======

         At December 31, 2002, the Bank's other investments consisted of $186,000 in stock in the Federal Reserve Bank of St. Louis in which the Bank is required to invest as a national bank and $389,000 in Federal Home Loan Bank ("FHLB") of Cincinnati stock in which it is required to invest in order to be a member of the FHLB of Cincinnati.

         At December 31, 2002, the Bank had no investments in securities of a single issuer (other than the U.S. government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity.

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

          The Bank obtains deposits principally through its main and branch offices. The Bank also attracts deposits through its website. During 2002, the Bank increasingly obtained deposits through internet certificate of deposit markets on which the Bank posts its rates for a fee. Such certificates of deposit totaled $19.1 million at December 31, 2002 compared to $6.2 million at December 31, 2001. Of these deposits, $11.0 million were placed in the Bank by one broker. The Bank has found that deposits can be obtained through the internet at lower rates than it would be required to pay to attract funds in the Elizabethtown market. At December 31, 2002, the Bank had approximately $19.8 million in certificates of deposit and other time deposits of $100,000 or more.

         The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2002.

                                                                   Amount
                                                                   ------
                                                              (In thousands)
             Three months or less.......................          $ 3,208
             Over three through six months..............            1,841
             Over six through 12 months.................            5,086
             Over 12 months.............................            9,621
                                                                  -------
               Total....................................          $19,756
                                                                  =======

         Borrowings. In addition to deposits, the Bank obtains funds for its operations through various forms of short-term borrowings including advances from the FHLB of Cincinnati and purchases of federal funds. FHLB advances may only be used for residential and small business lending. At December 31, 2002, the Bank had $7.0 million in outstanding advances from the FHLB of Cincinnati. Advances are secured by a blanket lien on all the Bank's residential mortgages and its FHLB stock. The Bank purchases federal funds from time to time from its correspondent bank primarily for cash management purposes.

         The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

                                                         At or for the Year Ended
                                                                December 31,
                                                             ------------------
                                                                2002       2001
                                                             -------    -------
                                                          (Dollars in thousands)
Amounts outstanding at end of period:
     FHLB advances.......................................    $ 7,000    $ 7,000
     Federal funds purchased.............................         --         --

Weighted average rate paid on:
     FHLB advances.......................................       4.06%      4.31%
     Federal funds purchased.............................         --         --

Maximum amount of borrowings outstanding at any month end:
     FHLB advances.......................................    $ 7,000    $ 7,000
     Federal funds purchased.............................      4,610         --

Approximate average amounts outstanding:
     FHLB advances.......................................    $ 7,000    $ 4,510
     Federal funds purchased.............................        227         14

Approximate weighted average rate paid on:
     FHLB advances.......................................       4.31%      4.99%
     Federal funds purchased.............................       2.25       4.09


Competition

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Elizabethtown market area and elsewhere.

         The Bank's market area is a highly competitive, highly branched banking market. There are currently 11 FDIC-insured depository institutions with offices in Elizabethtown including several institutions affiliated with regional bank holding companies. Based on data compiled by the FDIC, the Bank had approximately 11% of the FDIC-insured deposits in Elizabethtown at June 30, 2002 (the latest date for which such data is available) ranking it fifth among FDIC-insured institutions in deposit market share. The FDIC data, however, does not reflect deposits in credit unions and at least one credit union based in the Bank's market is believed to have more deposits than the Bank. Competition in the market area for loans to small businesses and professionals, the Bank's target market, is intense, and pricing is important. Most of the Bank's competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not currently provide. Moreover, larger institutions operating in the Elizabethtown market may have access to borrowed funds at lower cost than will be available to the Bank. Deposit competition among institutions in the market area also is strong.

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

Employees

         At December 31, 2002, the Bank had 38 full-time equivalent employees.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB") which will enforce auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executive prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change.

         The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC reporting companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

         Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

         Although the Company anticipates it will incur additional expenses in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

         Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however, are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency established by the federal government to finance takeovers of insolvent thrifts. For the first quarter of 2003, the FICO assessment will be equal to
1.68 basis points times assessable deposits.

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

Item 2. Properties
------------------

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

         The Bank has entered into a three year lease for space in Radcliff, Kentucky for a new loan production office. Rental payments under the lease are approximately $730 per month.

Item 3. Legal Proceedings
-------------------------

         Although the Bank from time to time is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which its property is subject.

Item 4. Submission of Matters to a Vote of Security-holders
-----------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

         There is currently no trading market for the Company's common stock and the Company has not paid any dividends. Under the Stock Transfer Agreement into which each shareholder has entered, shareholders must first offer shares to the Bank's Organizers prior to any transfer for value. At December 31, 2002, there were 251,400 shares outstanding and 320 shareholders of record.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

         The Company recorded its third consecutive year of profits in the Bank's fifth full year of operations in 2002. Net income for the year was $669,500 compared to income of $662,700 for the year ended December 31, 2001. Net income for the 2002 fiscal year benefited from higher net interest income as falling interest rates resulted in a wider interest rate spread. The Bank's secondary market division again contributed strongly to net income as the low interest rate environment continued to create refinancing opportunities. These positive developments were partially offset by an increase in other expenses due to continued Bank growth in staff and facilities. The Bank continues to increase its loan portfolio and has successfully attracted deposits from the community. It is management's intention to continue to grow the Bank's loan portfolio by attracting local deposits with superior service and competitive rates.

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

Critical Accounting Policies

         Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Bank considers the allowance for loan losses to be a critical accounting policy. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

         Determining an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience and other asset quality factors. The Bank evaluates specific loan status reports on certain commercial and commercial real estate loans rated "substandard" or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category. Although management uses available information to establish the appropriate level of the allowance for loan losses, future adjustments to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors and such adjustments may occur in the near term. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Comparison of the Results of Operations for the Years Ended December 31, 2002 and 2001

         General. Net income for the year ended December 31, 2002 was $669,500 ($2.64 diluted earnings per share) compared to net income of $662,700 ($2.64 diluted earnings per share) for the year ended December 31, 2001. The increase in net income was due to an increase in net interest income of $731,900 as the Bank's cost of funds declined significantly in the lower interest rate environment. While the average yield on interest-earning assets also declined, it did not fall as sharply as the average cost of funds. Interest income also benefited from continued growth in the loan portfolio. The improvement in net interest income was offset by a decrease in other income of $20,200, an increase in the provision for loan loss of $179,000 and an increase in other expenses of $524,200 Returns on average assets and equity for 2002 were 0.79% and 9.42%, respectively, compared to 0.89% and 10.58% in 2001.

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

         For the year ended December 31, 2002, net interest income increased $731,900, or 25.7%, compared to the prior year. The increase in net interest income reflects a dramatic decrease in the Bank's average cost of funds in the declining rate environment. While interest income decreased $6,200, or 0.1%, for the year ended December 31, 2002, interest expense decreased $738,100, or 21.2%. The effects of declining market rates are reflected in average yields and costs. The Bank's average yield on interest-earning assets declined 111 basis points to 8.01% for 2002 from 9.12% for 2001 while the Bank's average cost of liabilities declined 172 basis points to 4.03% in 2002 from 5.75% in 2001. As a result of these movements in average yields and costs, the Bank's interest rate spread widened to 3.98% for 2002 compared to 3.37% in 2001. Helping to bolster interest income was an increase in average interest-earning assets of $9,356,000, or 13.7%, to $78,927,000 for the year ended December 31, 2002 compared to $69,391,000 for the year ended December 31, 2001. By comparison, average interest-bearing liabilities only increased $7,652,000, or 12.6%, to $68,218,00 for 2002 from $60,566,000 for
2001. The Bank's net interest margin widened to 4.22% for fiscal year 2002 from 4.10% for fiscal year 2001.

         During the year ended December 31, 2002, the Bank reported net interest income, before provision for loan losses, of $3,576,000. Interest income (consisting of $6,057,000 in interest and fees on loans, $211,000 in interest on securities and $54,800 in interest on federal funds sold and other income) totaled $6,322,800 while interest expense, which consisted of $2,208,100 in interest on deposits (including $680,600 on certificates of deposit over $100,000), $306,100 in interest on federal funds purchased and Federal Home Loan Bank ("FHLB") advances and $232,600 in interest on capital leases totaled $2,746,800.

         During the year ended December 31, 2001, the Bank reported net interest income, before provision for loan losses, of $2,844,100. Interest income (consisting of $5,977,300 in interest and fees on loans, $193,400 in interest on securities and $158,300 in interest on federal funds sold and other income) totaled $6,329,000 while interest expense, which consisted of $3,094,200 in interest on deposits (including $988,400 on certificates of deposit over $100,000), $225,400 in interest on federal funds purchased and FHLB advances and $165,300 in interest on capital leases totaled $3,484,900.

          The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

                                                                                     Year Ended December 31.
                                                               --------------------------------------------------------------------
                                                                            2002                                 2001
                                                               --------------------------------     -------------------------------
                                                                                        Average                             Average
                                                                Average                 Yield/      Average                 Yield/
                                                                Balance    Interest      Cost       Balance     Interest     Cost
                                                                -------    --------      ----       -------     --------     ----
                                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
     Federal funds sold and other.....................         $  1,626     $    55        3.86%   $  3,641     $   157       4.31%
     Securities.......................................            4,832         211        4.37       3,021         195       6.45
     Loans held for sale..............................            1,380         131        9.49         751          61       8.12
     Loans, net of allowances (1).....................           71,089       5,926        8.34      61,978       5,916       9.55
                                                               --------     -------                --------     -------
          Total interest-earning assets...............           78,927       6,323        8.01      69,391       6,329       9.12
                                                               --------     -------                --------     -------
Non-interest-earning assets...........................            5,822                               4,772
                                                               --------                            --------
          Total assets................................         $ 84,749                            $ 74,163
                                                               ========                            ========
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
     Savings and NOW..................................         $  9,484       $ 207        2.18%     $6,321       $ 165       2.61%
     Money market.....................................            4,122         111        2.68       1,948          67       3.43
     Other time deposits..............................           45,302       1,890        4.17      46,241       2,862       6.19
FHLB advances.........................................            7,000         301        4.30       4,510         225       4.99
Federal funds purchased...............................              226           5        2.25          14           1       4.09
Capital lease obligations.............................            2,084         233       11.16       1,532         165      10.77
                                                               --------     -------                --------     -------
          Total interest-bearing liabilities..........           68,218       2,747        4.03      60,566       3,485       5.75
                                                                            -------                             -------
Non-interest-bearing deposits.........................            8,729                               6,566
Other liabilities.....................................              707                                 763
Stockholders' equity..................................            7,095                               6,268
                                                               --------                            --------
Total liabilities and equity..........................         $ 84,749                            $ 74,163
                                                               ========                            ========
Net interest income...................................                      $ 3,576                             $ 2,844
                                                                            =======                             =======
Net interest spread...................................                                     3.98%                              3.37%
                                                                                           ====                               ====
Net interest margin...................................                                     4.22%                              4.10%
                                                                                           ====                               ====

------------
(1)  Includes non-accrual loans.

          The following table allocates the changes in the components of the Bank's net interest income between the years ended December 31, 2002 and 2001. For each category of interest income and interest expense, changes are allocated to changes due to rate (prior year's average volume multiplied by the change in rate between periods) and changes due to volume (prior year's average rate times change in volume between periods). Changes due to changes in rate/volume (change in rate times change in volume) are allocated between change in volume and change in rate in proportion to the absolute dollar amounts of each.

                                                    Year Ended December 31,
                                               ---------------------------------
                                                      2002 vs. 2001
                                               ---------------------------------
                                                                Change Due to:
                                                Increase/      ----------------
                                                Decrease       Rate      Volume
                                                --------       ----      ------
                                                       (In thousands)
Federal funds sold and other ...............    $  (103)    $   (35)    $   (68)
Investment securities ......................         17         (62)         79
Loans held for sale ........................         70          10          60
Loans, net of allowances ...................         10        (749)        759
                                                -------     -------     -------
     Total interest-earning assets .........         (6)       (836)        830
                                                -------     -------     -------

Deposits ...................................       (886)     (1,051)        165
FHLB advances ..............................         76         (31)        107
Federal funds purchased ....................          4           0           4
Capital lease obligations ..................         68           6          62
                                                -------     -------     -------
     Total interest-bearing liabilities ....       (738)     (1,076)        338
                                                -------     -------     -------
     Total .................................    $   732     $   240     $   492
                                                =======     =======     =======


         Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2002 was $361,800, compared to $182,800 for the year ended December 31, 2001. Net charge-offs for the year ended December 31, 2002 increased $276,100 to $377,700 (0.53% of average loans) compared to $101,600 (0.16% of average loans) during the year ended December 31, 2001. The charge-offs for 2002 include $175,000 for charge-offs taken on loans to one family of borrowers and $40,000 of charge-offs taken on loans to one borrower. The remainder of the increase consists of charge-offs taken on several loans. Management determined that these borrowers would not have sufficient resources to repay the debt. Management believes that the increase in charge-offs is a result of the maturing loan portfolio and the economic slowdown in 2001 and 2002. The Company makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At December 31, 2002, the Company's allowance for loan losses was $690,800, or 0.90% of the gross loan portfolio.

         Other Income. Other income for the year ended December 31, 2002 was $730,900 compared to $751,100 for the year ended December 31, 2001, a decrease of $20,200, or 2.7%. Other income decreased due in large part to lower service charges and fees during 2002 which offset higher gains on sales of loans.
Service charges and fees decreased to $434,700 from $501,700 in 2001. This decrease was due to several factors including matching lower fees charged by local competition, fewer overdraft charges, and a large number of portfolio loans refinancing in the prior year resulting in larger service charge fee income in 2001. Contributing to the decrease was a decline in credit life and accident insurance income during the current year to $1,000 from $21,000 in 2001. This decrease was partially offset by an increase in net gains on sale of loans from $165,300 in 2001 to $229,800 in 2002 and other income including secondary market service charges and fees decreased slightly from $57,100 in 2001 to $56,000 in 2002, reflecting the activity of the Bank's secondary market loan division. The Bank's secondary market activities have continued to benefit from low mortgage rates which have contributed to a high level of mortgage refinancing. The Bank also recognized $9,400 in gain on sale of investments during fiscal year 2002.

         Other Expenses. Other expenses for the year ended December 31, 2002 were $2,928,200 compared to $2,404,000 for the year ended December 31, 2001. Other expenses include salaries and employee benefits, advertising, professional services, postage, telephone and supplies, occupancy costs, directors' fees and various other operational expenses. The increases in other expenses reflect the growth of the Bank. Salaries and employee benefits increased relative to the increase in employees at the main office and branch office from Bank growth and the growth in the secondary market mortgage loan division which was added in October, 2000. Occupancy expense includes land rent expense in 2002 of approximately $81,200 related to the main office and branch land leases. Equipment expenses increased as the Bank occupied expansion facilities in September, 2001 requiring additional capital expenditures and resulting in increased depreciation expense. Other operating expenses increased due in part to the Bank's expansion and to an increase in expenses on repossessed property of $31,000.

         Income Tax Expense. For the year ended December 31, 2002, income tax expense was $347,500 compared to $345,700 during 2001. The increase in tax expense during the 2002 period was due to an increase in net income before taxes. The Company's effective tax rates for 2002 and 2001 were essentially the same at 34.2% and 34.3%, respectively. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences and established financial reporting and tax bases of its assets and liabilities.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

         The Company continued to experience steady asset growth during fiscal year 2002. Total assets increased by $15.6 million, or 20.2%, to $92.5 million at December 31, 2002 from $76.9 million at December 31, 2001. The Company's asset growth is primarily attributable to growth in the Bank's loan portfolio which increased by $11.1 million, or 17.2%, from $64.6 million at December 31, 2001 to $75.7 million at December 31, 2002. The Bank also increased its investment portfolio and federal funds sold from $4.3 million at December 31, 2001 to $8.2 million at December 31, 2002 as part of the Bank's formal liquidity plan. Loans held for sale increased by $300,000 from $1.4 million at December 31, 2001 to $1.7 million at December 31, 2002. Funding for the Bank's asset growth came primarily from the Bank's net income of $669,500 and an increase in deposits of $15.3 million, or 25.4%, from $60.2 million at December 31, 2001 to $75.4 million at December 31, 2002. Of this increase, $7.8 million was in deposits other than certificates of deposits. The decrease in accrued interest receivable and other assets of approximately $71,100 was partially attributable to a decrease in deferred tax assets of approximately $92,200. Also contributing to the decline, was a decrease in accrued interest receivable on loans of $44,200 resulting from a decrease in interest rates from December 31, 2001 to December 31, 2002. This decrease was partially offset by an increase in federal estimated income taxes paid of $43,200 and an increase in other assets of $21,800. The decrease in accrued interest payable and other liabilities of approximately $447,600 is primarily attributable to a decrease in federal income taxes payable from $336,000 at December 31, 2001 to no federal income taxes payable at December 31, 2002. The remainder of the decrease is due to a decrease in accrued interest payable resulting from a decline in interest rates on the Bank's interest-bearing liabilities from December 31, 2001 to December 31, 2002.

         Management projects that the Bank will continue to meet its liquidity needs primarily through deposit growth and advances from the FHLB. Short and long-term advances, secured by the Bank's qualifying residential loan portfolio are available from the FHLB, should the need arise. The Bank plans to explore other sources of liquidity.

         Stockholders' equity increased $797,700, or 11.9%, to $7.5 million at December 31, 2002 from $6.7 million at December 31, 2001 primarily due to the net income during the year, a $10,400 credit to surplus for compensation accrued as the result of the vesting of stock options and by the issuance of common stock totaling $62,000 for the settlement of directors' fees in lieu of cash payments. Stockholders' equity was increased by $55,800 in unrealized gains on available-for-sale securities, net of tax benefits. Average equity to average assets was 8.37% for 2002 compared to 8.45% for 2001.

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

         The following table analyzes the Bank's interest-rate sensitivity at December 31, 2002. The table categorizes the Bank's assets and liabilities by their maturity or earliest repricing opportunity. For purposes of the table, it is assumed that 53% of demand and 51% of savings deposits mature within three months with the remainder maturing within the one-to-five year period.

                                                                                          Over 1
                                                                        Over 3 to         through        Over
                                                        0-3 Months      12 Months         5 Years      5 Years (1)      Total
                                                        ----------      ---------         -------      -----------      -----
                                                                                  (Dollars in thousands)
Rate-Sensitive Assets:
     Federal funds sold and other...............           $ 3,883        $    --         $    --       $    --       $ 3,883
     Securities.................................                --             --           2,063         2,281         4,344
     Federal Home Loan Bank stock...............                --             --              --           389           389
     Federal Reserve stock......................                --             --              --            --           186
     Loans held for sale........................             1,733             --              --            --         1,733
     Loans......................................             5,693         12,949          42,758        14,267        75,667
                                                           -------        -------         -------       -------       -------
               Total rate-sensitive assets......            11,309         12,949          44,821        17,123        86,202
                                                           -------        -------         -------       -------       -------
     Cash and due from banks....................                --             --              --         2,462         2,462
     Fixed assets...............................                --             --              --         2,907         2,907
Other assets....................................                --             --              --           914           914
                                                           -------        -------         -------       -------       -------
               Total assets.....................           $11,309        $12,949         $44,821       $23,406       $92,485
                                                           =======        =======         =======       =======       =======

Rate-Sensitive Liabilities:
     Deposits:
          Demand................................           $ 5,195        $    --         $ 4,607       $    --       $ 9,802
          Savings...............................             3,865             --           3,713            --         7,578
          Time..................................             7,035         16,822          26,172            --        50,029
     Other borrowings...........................                 2          2,006              39         7,012         9,059
                                                           -------        -------         -------       -------       -------
               Total rate-sensitive liabilities.            16,097         18,828          34,531         7,012        76,468
                                                           -------        -------         -------       -------       -------
     Demand deposits............................                --             --              --         8,041         8,041
     Accrued and other liabilities..............                --             --              --           470           470
     Stockholders' equity.......................                --             --              --         7,506         7,506
                                                           -------        -------         -------       -------       -------
               Total liabilities and equity.....           $16,097        $18,828         $34,531       $23,029       $92,485
                                                           =======        =======         =======       =======       =======

GAP.............................................           $(4,788)       $(5,879)        $10,290       $10,111       $ 9,734
Cumulative GAP..................................            (4,788)       (10,667)           (377)        9,734
Cumulative GAP as of % of total assets..........             (5.18)%       (11.53)%         (0.41)%       10.52%

-----------
(1)  Includes non-rate-sensitive assets.

         As seen in the preceding table, for the first 365 days 45.7% of funding sources are estimated to reprice compared to 28.1% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to the Bank prime lending rate are different from those of short-term funding sources such as certificates of deposit.

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

         Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2002, totaled $6.3 million compared to $3.0 million at December 31, 2001. The Bank's cash flows were provided mainly by financing activities consisting primarily of $15.3 million from deposit increases. Operating activities provided $574,300 in cash. The Bank used these cash flows for its investing activities primarily to fund increases in gross loans of $11.6 million and investment securities of $719,800, and for capital expenditures of $130,000.

         At December 31, 2002, the Bank had outstanding commitments to fund loans in the amount of approximately $6.2 million, including outstanding standby letters of credit of $204,800. It is anticipated that such commitments will be funded from cash on hand, federal funds purchased, FHLB borrowings, and future deposits increases.

Impact of Inflation and Changing Prices

         The consolidated financial statements and notes thereto presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.
Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7. Financial Statements
----------------------------

         The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 14.

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

                                                                                                       Current Term
Name                                      Age     Positions with the Company                             to Expire
----                                      ---     --------------------------                             ---------
Robert E. Robbins, M.D.                    69     Chairman of the Board, Director of the Company           2005
                                                  and the Bank

Lawrence P. Calvert                        55     Chief Executive Officer, Director of the                 2004
                                                  Company and the Bank

Ronald J. Pence                            48     President, Director of the Company and the Bank          2003

Kevin D. Addington                         41     Director of the Company and the Bank                     2003

Henry Lee Chitwood                         58     Director of the Company and the Bank                     2003

Lois Watkins Gray                          66     Director of the Company and the Bank                     2004

William R. Hawkins                         47     Director of the Company and the Bank                     2004

Christopher G. Knight, M.D.                58     Director of the Company and the Bank                     2005

Allen McNutt                               60     Director of the Company and the Bank                     2005

Larry F. Witten                            48     Chief Lending Officer                                     --

Paula H. Gearon                            35     Controller and Chief Accounting Officer                   --
                                                  of the Company and the Bank


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

         Ronald J. Pence has served as the President of the Bank since it opened for business in October 1997. He has over 23 years of banking experience in Hardin County, serving most recently as the Chief Financial Officer of The Cecilian Bank which he joined in 1978 and left in 1997 to assist in the formation of the Bank. Mr. Pence has numerous business interests in Hardin County and is active in civic affairs. He currently serves as a director and past President of the Elizabethtown Rotary Club.

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

         Lois Watkins Gray recently retired as the Superintendent of Schools for Hardin County, a position which she had held since 1992. Ms. Gray had served as an educator for ten years in Hardin County. She is also active in state and national educational and professional groups.

         William R. Hawkins is the founder and owner of Three Oaks Marketing and Development which markets satellite television systems. Operating under the name Starpath of Hardin County, Mr. Hawkins' company holds the rights for providing DirecTV programming for Hardin County. Mr. Hawkins is active in industry groups and trade associations having held numerous posts in the Satellite Broadcasting and Communication Association of America. Mr. Hawkins is also a founder of the
T. Howard Foundation, an educational foundation, promoting opportunity for minorities and people of color, on whose board of directors he currently serves.

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

         Paula H. Gearon joined the Bank in 2001 and was appointed Controller and Chief Accounting Officer in 2002. She also serves as Secretary/Treasurer of the Company and Cashier of the Bank. Prior to joining the Bank, Ms. Gearon was the staff accountant at Communicare, Inc., a non-profit community healthcare center, and prior to that, she was with the accounting firm of Whelan, Doerr & Co. Ms. Gearon is a certified public accountant.

Item 10.  Executive Compensation
--------------------------------

         Summary Compensation Table. The following table sets forth the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and the Bank and by each executive officer whose salary and bonus earned in fiscal year 2002 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries (the "Named Executive Officers").

                                                                                 Long-Term
                                                Annual Compensation         Compensation Awards
                                                -------------------         -------------------
                                                                            Restricted    Securities
                                                              Other Annual    Stock       Underlying      All Other
Name and Principal Position      Year       Salary    Bonus   Compensation   Award(s)      Options      Compensation
---------------------------      ----       ------    -----   ------------   --------      -------      ------------
Lawrence P. Calvert              2002    $ 127,500  $  --      $    --        $    --          --        $ 7,895 (1)
Chief Executive Officer          2001      122,500     --           --             --          --          8,095
                                 2000      115,000     --           --             --       4,500          7,003

Ronald J. Pence                  2002    $ 127,500  $  --      $    --        $    --          --        $ 6,735 (2)
President                        2001      122,500     --           --             --          --          6,935
                                 2000      115,000     --           --             --       4,500          6,616


-----------------
(1) Mr. Calvert's "Other Compensation" consisted of $1,895 in paid term life insurance premiums and $6,000 in deferred director fees for 2002.
(2) Mr. Pence's "Other Compensation" consisted of $735 in paid term life insurance premiums and $6,000 in deferred director fees for 2002.

         Option Year-End Value Table. The following table sets forth information concerning the value of options held by the Named Executive Officers at the end of fiscal year 2002. No options were exercised during fiscal year 2002. Options are considered in-the-money if the fair market value of the underlying securities exceeds the exercise price. Neither Mr. Calvert's nor Mr. Pence's options were in-the-money at December 31, 2002.

                               Number of Securities        Value of Unexercised
                              Underlying Unexercised       In-The-Money Options
                               Options at Year-End             At Year-End(1)
                               -------------------             --------------
Name                       Exercisable    Unexercisable   Exercisable   Unexercisable
----                       -----------    -------------   -----------   -------------
Lawrence P. Calvert           10,500            --            $ --           $ --
Ronald J. Pence               10,500            --            $ --           $ --

-------------
(1) Value based on difference between exercise price and market value of the Common Stock underlying options at year end.

Director Compensation

         Directors do not receive separate compensation for their services on the Company's Board of Directors. Directors of the Bank are paid a retainer of $500 a month for each month in which there is only one board meeting and $700 per month for any month in which there is more than one meeting. Directors do not receive any additional fees for committee meetings.

         Under the Kentucky National Bancorp, Inc. Director Fee Deferral Plan (the "Director Plan"), directors may elect to receive shares of Common Stock in lieu of cash fees for their service. In order to participate in the Director Plan, directors must agree to defer receipt of all or a portion of their Board fees and will be entitled to receive shares of Common Stock with a fair market value equal to the fees deferred. Shares are distributed annually as soon as practicable after the calendar year for which shares have been earned. Upon shareholder approval of the Director Plan, each director received 644 shares for all director fees that had been deferred through December 31, 1999. Each director has elected to participate in the Director Plan and is eligible to receive 240 shares of Common Stock for fees deferred during 2002.

         Pursuant to the Kentucky National Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Option Plan"), each non-employee director received options to acquire 1,000 shares of Common Stock at an exercise price of $25.00 per share during fiscal year 2000.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

         (a) Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding all persons known to the Company to have beneficially owned more than 5% of the Company's Common Stock as of December 31, 2002.

                                                                                           Percent of
                                                                                           Shares of
         Name and Address                                Amount and Nature of             Common Stock
         of Beneficial Owner                            Beneficial Ownership(1)          Outstanding(2)
         -------------------                            -----------------------          --------------
         Robert E. Robbins                                     16,332(3)                      6.47%
         P.O. Box 2089
         Elizabethtown, Kentucky 42701

         Lawrence P. Calvert                                   18,141(4)                      6.93
         1000 North Dixie Avenue
         Elizabethtown, Kentucky 42701

         Ronald J. Pence                                       24,140(5)                      9.22
         1000 North Dixie Avenue
         Elizabethtown, Kentucky 42701

         Kevin D. Addington                                    14,641                         5.80
         701 W. Park Road
         Elizabethtown, Kentucky 42701

         Christopher G. Knight                                 14,640                         5.80
         1109 Woodland Drive
         Elizabethtown, Kentucky 42701

         Larry F. Witten                                       17,690(6)                      6.81
         1000 North Dixie Avenue
         Elizabethtown, Kentucky 42701

         Allen McNutt                                          14,640(7)                      5.80
         109 Gaither Station Road
         Elizabethtown, Kentucky 42701

---------------
(1) For purposes of this table, a person is deemed to be the beneficial owner of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes 1,000 shares which each of Messrs. Robbins, Addington, Knight and McNutt each have the right to acquire, 10,500 shares which each of Messrs. Calvert and Pence have the right to acquire and 8,500 shares which Mr. Witten has the right to acquire pursuant to the exercise of options. Except as otherwise noted, ownership is direct, and the named persons exercise sole voting and investment power over the shares of the Common Stock.

(2) In calculating the percentage ownership of an individual or group, the number of shares outstanding is deemed to include any shares which the individual or group may acquire through the exercise of options within 60 days of the Record Date.
(3) Includes 12,000 shares held in his Individual Retirement Account ("IRA") and 2,440 shares held in a partnership of which he is the general partner.
(4)  Includes 6,000 shares held in his IRA.
(5)  Includes 6,566 shares held in his IRA.
(6)  Includes 9,190 shares held jointly.
(7)  Includes 12,748 shares held jointly.

         (b) Security Ownership of Management. The following table provides information as of December 31, 2002 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

                                                                  Beneficial Ownership(1)
                                                          ----------------------------------------
                                                                                    Percentage of
                                                                                       Shares
               Name                                        Number of Shares        Outstanding(2)
               ----                                        ----------------        --------------
               Robert E. Robbins, M.D.                      16,332     (3)           6.47%

               Lawrence P. Calvert                          18,141     (4)           6.93

               Ronald J. Pence                              24,140     (5)           9.22

               Kevin D. Addington                           14,461                   5.80

               Henry Lee Chitwood                            8,640     (6)           3.42

               Lois Watkins Gray                             5,640     (7)           2.23

               William R. Hawkins                            8,332                   3.30

               Christopher G. Knight, M.D.                  14,640     (8)           5.80

               Allen McNutt                                 14,640     (8)           5.80

               All directors and                           142,854     (9)          49.62
               executive officers as a
               group (11 persons)

---------------
(1) For definition of beneficial ownership, see footnote 1 to the table in Item 11(a) of this Annual Report on Form 10-KSB. Except as otherwise noted, ownership is direct and the named person has sole voting and investment power. Includes 10,500 shares which each of Messrs. Calvert and Pence have the right to acquire pursuant to the exercise of options and 1,000 shares which each director other than Messrs. Calvert and Pence has the right to acquire pursuant to the exercise of options.
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of December 31, 2002 held by that individual or group.
(3) Includes 12,000 shares held in his IRA and 2,440 shares held by a partnership of which he is the general partner.
(4)  Includes 6,000 shares held in his IRA.
(5)  Includes 6,566 shares held in his IRA.
(6)  Includes 6,748 shares held jointly.
(7)  Includes 3,748 shares held jointly.
(8)  Includes 12,748 shares held jointly.
(9) Includes 36,500 shares which directors and executive officers have the right to acquire pursuant to the exercise of options.


         (c)      Changes in Control. Not applicable.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                     Number of securities
                                                                                                      remaining available
                                         Number of securities            Weighted-average             for future issuance
                                           to be issued upon              exercise price           under equity compensation
                                        exercise of outstanding           of outstanding          plans (excluding securities
                                      options, warrants & rights    options, warrants & rights    reflected in first (column)
                                      --------------------------    --------------------------    ---------------------------
Equity compensation plans
   approved by securities holders               40,000                        $25.00                         6,000

Equity compensation plans not
   approved by securities holders                  n/a                           n/a                           n/a
                                                ------                        ------                         -----

   Total...........................             40,000                        $25.00                         6,000
                                                ======                        ======                         =====

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         From time to time, it is expected that the Bank will engage in banking transactions with its directors, officers and their associates in the ordinary course of business. At December 31, 2002, $1,119,900 of loans were outstanding. Loans to directors and executive officers will only be made in the ordinary course of business of the Bank and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and will not involve more than the normal risk of collectibility or present other unfavorable features.

         The Bank leases its main office from Kentucky National Properties, L.L.C. ("KNP"), a limited liability company in which each of the directors has a 10% ownership interest. During 2002, the Bank paid KNP $270,000 in rent. In September 2001, the Bank began occupying a new addition to the main office which was also built by KNP and entered into a new lease agreement for the entire main office complex. The monthly rental under the new lease is $22,500 per month with provision for annual increase based on the percentage increase in the Consumer Price Index. The lease also provides that the Bank shall be responsible for all real estate property taxes during the term of the lease. The lease is for a ten-year term with four successive renewal options of ten years each. During the term of the lease and any renewals thereof, the premises may only be used for a bank or banking institution unless the prior written consent of the lessor has been received.

Item 13. Exhibits List and Reports on Form 8-K
----------------------------------------------

         (a) Exhibits List.  The following  exhibits are either filed as part of
             -------------
this Annual Report on Form 10-KSB or incorporated herein by reference:

         No.      Description
         ---      -----------

         3.1      Articles of Incorporation *
         3.2      Bylaws *
         4        Form of Common Stock Certificate *
         10.1     Restrictive Stock Transfer Agreement *
         10.2     Organizational Stock Option and Incentive Plan +**
         10.3     Lease Agreement,  dated September 1, 2001,  between Kentucky  National  Properties,  L.L.C. and Kentucky National
                  Bank***
         10.4     Kentucky National Bancorp, Inc. 2000 Stock Option and Incentive Plan +****
         10.5     Kentucky National Bancorp, Inc. Director Fee Deferral Plan +****
         21       Subsidiaries of the Registrant
         23       Consent of EKW & Associates, llp
         99.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002


----------------------
* Incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-72371).
** Incorporated by reference from Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-72371).
*** Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2001.
**** Incorporated by reference from Registrant's  Registration Statement on Form
     S-8 (File No. 333-41676).

+    Management or compensatory plan required to be filed as an exhibit.


         (b)  Reports  on Form 8-K.  No  current  reports on Form 8-K were filed
              --------------------
during the last quarter of the fiscal year covered by this report.

Item 14. Controls and Procedures
--------------------------------

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(d) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-KSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.


                         KENTUCKY NATIONAL BANCORP, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                            Page
                                                                            ----

Independent Auditor's Report..............................................   F-1

Consolidated Statements of Condition......................................   F-2

Consolidated Statements of Income.........................................   F-3

Consolidated Statements of Changes in Stockholder's Equity................   F-5

Consolidated Statements of Cash Flows.....................................   F-6

Notes to Consolidated Financial Statements................................   F-8

                       [EKW & ASSOCIATES, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Kentucky National Bancorp, Inc. and Subsidiary
Elizabethtown, Kentucky


We have audited the accompanying consolidated statements of condition of Kentucky National Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kentucky National Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



/s/ EKW & Associates, llp
-------------------------------------
Owensboro, Kentucky
February 6, 2003

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

                           December 31, 2002 and 2001


                                                                   December 31
                                                           -------------------------
                                                               2002          2001
                                                           ------------  -----------

                              ASSETS

Cash and due from banks                                    $ 2,461,512   $ 2,211,755
Federal funds sold                                           3,882,452       788,000
Investment securities available-for-sale                     4,344,247     3,540,810
Loans held for sale                                          1,733,025     1,370,740
Loans, net                                                  75,667,068    64,589,393
Federal Home Loan Bank Stock, at cost                          388,900       355,800
Federal Reserve Stock, at cost                                 186,000       176,650
Premises and equipment, net                                  2,907,171     3,031,510
Foreclosed assets                                              127,060             -
Accrued interest receivable and other assets                   787,104       858,240
                                                           -----------   -----------

     Total assets                                          $92,484,539   $76,922,898
                                                           ===========   ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                 $75,449,900   $60,186,450
  Federal Home Loan Bank advances                            7,000,000     7,000,000
  Obligations under capital leases                           2,058,829     2,110,760
  Accrued interest payable and other
    liabilities                                                470,219       917,778
                                                           -----------   -----------

     Total liabilities                                      84,978,948    70,214,988
                                                           -----------   -----------

Commitments and contingent liabilities                               -             -
                                                           -----------   -----------

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                      -             -
  Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 251,400 and 248,920 shares
    at December 31, 2002 and 2001,
    respectively                                                 2,514         2,489
  Surplus                                                    5,607,078     5,534,703
  Retained earnings                                          1,808,476     1,138,946
  Accumulated other comprehensive
    income                                                      87,523        31,772
                                                           -----------   -----------

     Total stockholders' equity                              7,505,591     6,707,910
                                                           -----------   -----------

     Total liabilities and stockholders'
       equity                                              $92,484,539   $76,922,898
                                                           ===========   ===========


          See accompanying notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     Years ended December 31, 2002 and 2001


                                                             December 31
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Interest and dividend income:
  Loans, including fees                              $ 6,057,029    $ 5,977,291
  Securities                                             210,970        193,351
  Federal funds sold and other                            54,751        158,319
                                                     -----------    -----------

     Total interest and dividend income                6,322,750      6,328,961
                                                     -----------    -----------

Interest expense:
  Deposit accounts                                     1,527,531      2,105,817
  Certificates of deposit over $100,000                  680,565        988,399
  Federal funds purchased                                  5,110            564
  Federal Home Loan Bank advances                        300,987        224,796
  Capital leases                                         232,564        165,293
                                                     -----------    -----------

     Total interest expense                            2,746,757      3,484,869
                                                     -----------    -----------

     Net interest income                               3,575,993      2,844,092

Provision for loan losses                                361,750        182,800
                                                     -----------    -----------

     Net interest income after provision
       for loan losses                                 3,214,243      2,661,292
                                                     -----------    -----------

Other income:
  Service charges and fees                               434,684        501,717
  Credit life and accident insurance                       1,033         20,972
  Net gain on sale of loans                              229,820        165,263
  Gain on sale of other real estate owned                      -          6,063
  Gain on sale of investments                              9,420              -
  Other income                                            56,024         57,126
                                                     -----------    -----------

                                                         730,981        751,141
                                                     -----------    -----------
Other expenses:
  Salaries and employee benefits                       1,457,786      1,211,655
  Data processing                                        220,934        199,346
  Net occupancy expense                                  224,353        180,110
  Advertising                                            128,739         99,124
  Postage, telephone and supplies                        133,201        132,651
  Directors fees                                          54,000         55,800
  Bank franchise tax                                      92,637         77,992
  Equipment expense                                      187,706        123,310
  Insurance expense                                        7,734          8,395
  Professional services                                  144,204        131,890
  Other operating expenses                               276,900        183,733
                                                     -----------    -----------

                                                       2,928,194      2,404,006
                                                     -----------    -----------


                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                     Years ended December 31, 2002 and 2001


                                                December 31
                                         -------------------------
                                              2002          2001
                                         -----------   -----------

     Income before income taxes          $ 1,017,030   $ 1,008,427

Income tax expense                           347,500       345,722
                                         -----------   -----------

     Net income                          $   669,530   $   662,705
                                         ===========   ===========

Earnings per share:
  Basic                                  $      2.67   $      2.67
                                         ===========   ===========

  Diluted                                $      2.64   $      2.64
                                         ===========   ===========





          See accompanying notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001



                                                                          Accumu-
                                                                           lated
                                                                           Other
                              Common Stock                                Compre-     Compre-
                       ---------------------                   Retained   hensive     hensive
                        Shares       Amount      Surplus       Earnings    Income      Income        Total
                       ---------   ---------   -----------    ----------  --------   ----------   -----------

Balances,
 December 31, 2000      246,440    $   2,464   $ 5,441,528    $  476,241  $ 13,460                $ 5,933,693

Incentive stock
 option plan                  -            -        31,200             -         -                     31,200

Issuance of stock         2,480           25        61,975             -         -                     62,000

Net income                    -            -             -       662,705         -    $ 662,705       662,705

Other comprehen-
 sive income, net
 of tax:

  Unrealized gains
  on securities
  available-for-
  sale net of re-
  classification
  adjustment                  -            -             -             -    18,312       18,312        18,312
                       --------    ---------   -----------    ----------  --------   ----------   -----------

Comprehensive
 income                                                                               $ 681,017
                                                                                     ==========

Balances,
 December 31, 2001      248,920        2,489     5,534,703     1,138,946    31,772                  6,707,910

Incentive stock
  option plan                 -            -        10,400             -         -                     10,400

Issuance of stock         2,480           25        61,975             -         -                     62,000

Net income                    -            -             -       669,530         -    $ 669,530       669,530

Other comprehen-
 sive income, net
 of tax:

  Unrealized gains
  on securities
  available-for-
  sale net of re-
  classification
  adjustment                  -            -             -             -    55,751       55,751        55,751
                       --------    ---------   -----------    ----------  --------   ----------   -----------

Comprehensive
 Income                                                                              $  725,281
                                                                                     ==========

Balances,
 December 31, 2002       251,400    $  2,514   $ 5,607,078    $1,808,476  $ 87,523               $  7,505,591
                       =========   =========   ===========    ==========  ========               ============





          See accompanying notes to consolidated financial statements.

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2002 and 2001


                                                           December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Cash flows from operating activities:
  Net income                                       $   669,530     $   662,705
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Provision for loan losses                          361,750         182,800
    Depreciation, amortization and
      accretion, net                                   240,424         153,040
    Federal Home Loan Bank stock dividend              (17,100)        (21,700)
    Incentive stock option compensation                 10,400          31,200
    Deferred income taxes                               63,513           9,667
    Gain on sale of other real estate owned                  -          (6,063)
    Gain on sale of available-for-sale
      investments                                       (9,420)              -
    Loss on disposal of fixed assets                    24,115               -
  Net change in:
      Loans held for sale                             (362,285)     (1,112,205)
      Accrued interest receivable and other
        assets                                         (21,097)         24,095
      Accrued interest payable and other
        liabilities                                   (385,559)        348,065
                                                   -----------     -----------

          Net cash provided by operating
            activities                                 574,271         271,604
                                                   -----------     -----------

Cash flows from investing activities:
  Purchase of available-for-sale securities         (3,580,885)     (2,492,500)
  Proceeds from sale of available-for-sale
    securities                                       1,003,125               -
  Proceeds from maturities of available-for-
    sale securities                                  1,857,934       2,000,000
  Purchases of Federal Home Loan Bank stock            (16,000)        (48,200)
  Purchase of Federal Reserve Bank stock                (9,350)        (24,350)
  Proceeds from sale of other real estate
    owned                                               31,233           4,000
  Net increase in loans                            (11,597,718)     (6,690,244)
  Purchases of premises and equipment                 (129,920)       (361,107)
                                                   -----------     -----------

          Net cash used in investing
            activities                             (12,441,581)     (7,612,401)
                                                   -----------     -----------

Cash flows from financing activities:
  Net increase in deposits                          15,263,450       1,511,045
  Payments on capital lease obligations                (51,931)        (49,252)
  Federal Home Loan Bank advances                            -       7,000,000
                                                   -----------     -----------

Net cash provided by financing activities           15,211,519       8,461,793
                                                   -----------     -----------




                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                     Years ended December 31, 2002 and 2001

                                                          December 31,
                                                   --------------------------
                                                       2002           2001
                                                   -----------    -----------
Net increase in cash and cash
  equivalents                                      $ 3,344,209    $ 1,120,996

Cash and cash equivalents, beginning of year         2,999,755      1,878,759
                                                   -----------    -----------

Cash and cash equivalents, end of year             $ 6,343,964    $ 2,999,755
                                                   ===========    ===========

Supplemental disclosures:

  Cash paid for interest                           $ 2,870,743    $ 3,545,405
                                                   ===========    ===========

  Cash paid for income taxes                       $   665,598    $         -
                                                   ===========    ===========

Noncash investing and financing
  transactions:

  Total increase in unrealized gain on
    securities available-for-sale                  $    84,471    $    27,744
                                                   ===========    ===========

  Loans transferred to other real
    estate owned                                   $   220,304    $    22,813
                                                   ===========    ===========

  Loans to facilitate the sale of other real
    estate owned                                   $    62,011    $    24,876
                                                   ===========    ===========


During the years ended December 31, 2002 and 2001, the Company issued 2,480 shares of common stock, in lieu of cash payments for accrued directors' and counsel's fees in the amount of $62,000, in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

     B.   Basis of Presentation

          The  consolidated  financial  statements  include the  accounts of the
          Company  and  the  Bank.  All  material   intercompany   balances  and
          transactions have been eliminated in consolidation.

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



                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES, Continued

     E.   Mortgage-backed Securities

          Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Management has classified such securities as available-for-sale. Unrealized gains and losses are, therefore, recognized as direct increases or decreases in stockholders' equity.

     F.   Loans Held-for-Sale

          Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     G.   Loans

          The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans primarily in Hardin County, Kentucky and the surrounding area. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

          Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

          The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

          All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.


                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES, Continued

     H.   Allowance for Credit Losses

          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

          The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

          A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

          Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

     I.   Transfer of Financial Assets

          Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Bank, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.


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

     K.   Foreclosed Real Estate

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

     L.   Federal Funds Purchased

          Federal funds purchased generally mature within one to four days from the transaction date. Federal fund lines available for borrowing by the Bank at December 31, 2002 were approximately $6,222,800.

     M.   Income Taxes

          Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, stock options, startup and organization costs, and Federal Home Loan Bank stock for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     N.   Fair Value of Financial Instruments

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

     N.   Fair Values of Financial Instruments, continued

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

          Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. Fair values for other loans (e.g., fixed rate mortgage and commercial) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-perform- ing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

     N.   Fair Values of Financial Instruments, continued

          Off-balance sheet instruments - Fair values for off-balance-sheet, credit-related financial instruments, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     O.   Off Balance Sheet Financial Instruments

          In the ordinary course of business the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

     P.   Statement of Cash Flows

          For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, demand balances due from banks, and federal funds sold.

     Q.   Advertising

          The Company expenses the cost of advertising and other business development expenditures as incurred.

     R.   Reclassifications

          Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2.   INVESTMENT SECURITIES

     A comparison of the amortized cost and fair values of investment securities and the gross unrealized gains and losses at December 31, 2002 and 2001 is as follows:

                                                      2002
                                   --------------------------------------------
                                                    Unrealized
                                    Amortized  -------------------       Fair
                                      Costs      Gains      Losses      Value
                                   ----------  --------   --------   ----------

   Available-for-sale:
    U.S. Treasury and Federal
     Agencies                      $2,500,000  $ 72,185          -   $2,572,185
    Mortgage-backed Securities      1,711,638    60,424          -    1,772,062
                                   ----------  --------   --------   ----------

                                   $4,211,638  $132,609   $      -   $4,344,247
                                   ==========  ========   ========   ==========


                                                      2002
                                   --------------------------------------------
                                                    Unrealized
                                    Amortized  -------------------       Fair
                                      Costs      Gains      Losses      Value
                                   ----------  --------   --------   ----------
   Available-for-sale:
    U.S. Treasury and Federal
     Agencies                      $3,492,672  $ 48,513   $    375   $3,540,810
                                   ==========  ========   ========   ==========


                                Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT SECURITIES, Continued

     A summary of investment securities at December 31, 2002 based on contractual maturities is presented in the table below. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                    Amortized        Fair
                                                      Cost           Value
                                                   -----------    -----------
       Available-for sale:
         Due after one year through five years     $ 2,000,000    $ 2,062,810
         Due after five years through ten years      1,377,906      1,426,035
         Due after ten years                           833,732        855,402
                                                   -----------    -----------

                                                   $ 4,211,638    $ 4,344,247
                                                   ===========    ===========

     Available-for-sale securities were sold for proceeds of $1,003,125, resulting in realized gains of $9,420 during the year ended December 31, 2002. There were no securities sales during the year ended December 31, 2001.

     There were no securities pledged to secure public deposits or for other purposes at December 31, 2002 or 2001.

3.   LOANS

     The composition of loans at December 31, 2002 and 2001 are as follows:

                                                2002          2001
                                            -----------   -----------

         Commercial and industrial          $ 7,359,867   $ 6,408,797
         Real estate - mortgage              49,985,784    43,848,257
         Real estate - construction           7,333,861     4,582,561
         Agricultural                         3,006,697     1,866,586
         Consumer                             8,385,753     8,497,391
         Other                                  293,954       134,352
                                            -----------   -----------

                                             76,365,916    65,337,944
         Less:
           Allowance for loan losses            690,811       706,739
           Unearned income                        8,037        41,812
                                            -----------   -----------

                                            $75,667,068   $64,589,393
                                            ===========   ===========

     At December 31, 2002 and 2001, the Bank has loans amounting to approximately $106,500 and $-0-, respectively, that were specifically classified as impaired. The average balance of these loans amounted to approximately $121,600 and $-0- for the years ended December 2002 and 2001, respectively. No specific allowance has been established for impaired loans. The following is a summary of cash receipts on these loans and how they were applied in 2002:



                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LOANS, Continued

              Cash receipts applied to
                reduce principal balance              $    10,000
              Cash receipts recognized as
                interest income                             8,000
                                                      -----------

                   Total cash receipts                $    18,000
                                                      ===========

     The Bank had non-accrual loans totaling approximately $1,443,400 and $644,100, at December 31, 2002 and 2001, respectively. Loans past due ninety days or more and still accruing interest totaled approximately $7,000 and $13,100 at December 31, 2002 and 2001, respectively.

     An analysis of the changes in the allowance for loan losses is as follows:


                                                2002           2001
                                            ------------   ------------

        Balance, beginning of period        $   706,739    $   625,556
        Loans charged off                      (429,837)      (131,806)
        Loan recoveries                          52,159         30,189
        Provision for loan losses               361,750        182,800
                                            -----------    -----------

        Balance, end of period              $   690,811    $   706,739
                                            ===========    ===========

4.   PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 2002 and 2001 is as follows:


                                                2002           2001
                                            -----------    -----------

       Bank premises                        $   384,593    $   384,593
       Furniture and equipment                  896,646        779,711
       Leaseholds                             2,258,177      2,289,433
                                            -----------    -----------

                                              3,539,416      3,453,737
       Less accumulated depreciation            632,245        422,227
                                            -----------    -----------

                                            $ 2,907,171    $ 3,031,510
                                            ===========    ===========

     Depreciation of premises and equipment was $230,144 and $153,638 for the years ended December 31, 2002 and 2001, respectively.





                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   DEPOSITS

     The composition of deposits at December 31, 2002 and 2001 is summarized as follows:


                                              2002           2001
                                           -----------   -----------

      Non-interest bearing demand          $ 8,040,375   $ 7,967,035
      Interest bearing demand                9,802,358     5,716,641
      Savings                                7,578,245     3,953,217
      Certificates of deposit over
        $100,000                            19,756,404    14,540,745
      Other interest bearing deposits       30,272,518    28,008,812
                                           -----------   -----------

                                           $75,449,900   $60,186,450
                                           ===========   ===========

     At December 31, 2002, scheduled maturities of certificates of deposit including IRA's are as follows:

                  2003                          $23,857,193
                  2004                           23,053,377
                  2005                              856,761
                  2006                              200,042
                  2007                            2,061,549
                                                -----------

                                                $50,028,922
                                                ===========

     The Bank held deposits of approximately $4,105,100 and $3,526,200 for related parties at December 31, 2002 and 2001, respectively.

     At December 31, 2002 and 2001, the Bank had deposits outside of the local market area in the amount of approximately $19,094,600 and $6,249,400, respectively. At December 31, 2002, the Bank held $10,982,000 in deposits from one depositor.

6.   CAPITAL LEASES

     The Bank entered into a long-term capital lease agreement for substantially all bank equipment and furniture, which commenced on February 1, 1998 and extended for a five year period expiring in 2002. The Bank has also entered into an agreement to lease a branch building and land commencing on May 11, 1998, and extending for an initial five year period with five successive five year renewal terms expiring in 2028. In addition, the Bank has entered into an agreement with a related party for lease of the main bank building and land. This lease, which includes a previous lease for the main office building and land, commenced on September 1, 2001 and extends for an initial period of ten years with four successive ten year renewal terms expiring in 2051. The building components of these leases are classified as capital leases. The land components are classified as operating leases. At December 31, 2002 the future minimum lease payments under the capital leases were as follows:




                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   CAPITAL LEASES, Continued

                  For the year ending:
                  2003                                      $   238,516
                  2004                                          238,516
                  2005                                          238,516
                  2006                                          238,516
                  2007                                          238,515
                  Thereafter                                  9,714,136
                                                            -----------

                  Total minimum lease payments               10,906,715
                  Less amounts representing interest          8,847,886
                                                            -----------

                  Present value of net minimum
                    lease payments                          $ 2,058,829
                                                            ===========


     Future minimum annual rental commitments under the noncancelable operating leases for land are as follows:

                  For the year ending:
                           2003                             $    81,309
                           2004                                  81,309
                           2005                                  81,309
                           2006                                  81,309
                           2007                                  81,309
                           Thereafter                         3,107,193
                                                            -----------
                  Total minimum annual rental
                    commitments                             $ 3,513,738
                                                            ===========

     Rental  expense  under  long-term   noncancellable   operating  leases  was
     approximately $81,200 and $69,700 for the years ended December 31, 2002 and 2001, respectively.

7.   FEDERAL HOME LOAN BANK ADVANCES

     Advances from Federal Home Loan Bank of Cincinnati are payable at maturity, with interest payable monthly, and are summarized as follows:

                          Interest     December 31,
             Maturity       Rate            2002
             ---------    --------     ------------

             12/12/03        1.75%       $2,000,000
             01/19/11        5.44%        2,000,000
             01/24/11        4.60%        1,000,000
             03/09/11        5.22%        1,000,000
             03/14/11        4.22%        1,000,000
                                         ----------

                                         $7,000,000
                                         ==========

     Mortgage loans with a balance of approximately $31,515,700 at December 31, 2002, and all FHLB stock are pledged to the FHLB as collateral for outstanding advances.





                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMPREHENSIVE INCOME

     At December 31, 2002 and 2001, the Bank held securities classified as available-for-sale, which have net unrealized gains of $132,609 and $48,138, respectively. The before and after tax amount and tax expense of this component of comprehensive income for the years ended December 31, 2002 and 2001 is summarized below:

                                            Before        Tax         After
                                             Tax        Expense        Tax
                                          ---------    ---------     ---------
       2002
         Unrealized holding gains         $ 93,891      $ 31,923      $ 61,968

         Reclassification adjustment
          for gains included in net
          income                            (9,420)       (3,203)       (6,217)
                                          --------      --------      --------

                                          $ 84,471      $ 28,720      $ 55,751
                                          ========      ========      ========

       2001
         Unrealized holding gains         $ 27,744      $  9,432      $ 18,312

         Reclassification adjustment
          for gains included in net
          income                                 -             -             -
                                          --------      --------      --------

                                          $ 27,744      $  9,432      $ 18,312
                                          ========      ========      ========

9.   INCOME TAXES

     The Company and the Bank file a consolidated income tax return. The Bank is charged or credited the amount equal to the income tax that would have been applicable on a separate return basis.

     The components of consolidated income tax expense applicable to continuing operations for the years ended December 31, 2002 and 2001 were as follows:


                                 2002            2001
                              ------------   -----------

             Current          $    283,987   $   336,055
             Deferred               63,513         9,667
                              ------------   -----------

                              $    347,500   $   345,722
                              ============   ===========

     Deferred income tax assets net of deferred tax liabilities were approximately $74,600 and $166,800 at December 31, 2002 and 2001, respectively. Such amounts are included in accrued interest receivable and other assets in the accompanying balance sheet. At December 31, 2002 and 2001, deferred tax assets and liabilities are composed of the following:





                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INCOME TAXES, Continued

                                                   2002             2001
                                               ------------    ------------
       Deferred tax assets:
         Allowance for loan losses             $   157,300     $   186,800
         Startup costs                               1,900          16,900
         Organization costs                           -             10,900
         Stock options                              53,000          49,500
         Capital lease asset                        16,900           2,600
                                               -----------     -----------

                                                   229,100         266,700
                                               -----------     -----------

       Deferred tax liabilities:
         Federal Home Loan Bank stock              (28,400)        (17,200)
         Accumulated depreciation                  (80,000)        (65,900)
         Capital lease obligation                   (1,000)           (400)
         Available-for-sale securities             (45,100)        (16,400)
                                               -----------     -----------

                                                  (154,500)        (99,900)
                                               -----------     -----------

       Net deferred tax asset                  $    74,600     $   166,800
                                               ===========     ===========

     The provision for federal tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                    2002           2001
                                                ------------   -----------

             U.S. federal income tax            $   345,790    $   342,865
             Changes from statutory tax:
               Nondeductible expenses                 1,710          2,857
                                                -----------    -----------

             Income tax expense                 $   347,500    $   345,722
                                                ===========    ===========

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

     The following  data shows the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at December 31, 2002 and 2001.






                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    EARNINGS PER SHARE, Continued

                                                    2002         2001
                                                -----------   -----------

       Income available to common stock-
         holders use in basic and diluted
         EPS                                    $   669,530   $   662,705
                                                ===========   ===========

       Weighted average number of common
         shares used in basic EPS                   250,987       248,507
                                                ===========   ===========

       Effect of dilutive securities:
         Stock-based compensation plan                2,400         2,480
                                                -----------   -----------

       Weighted number of common shares
         and dilutive potential common
         stock used in diluted EPS                  253,387       250,987
                                                ===========   ===========

11.  REGULATORY MATTERS

     Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year, in an amount in excess of the sum of net income of that year and retained earnings net of dividends and required transfers of the preceding two years. At December 31, 2002, approximately $1,097,200 in retained earnings was available for payment of dividends by the Bank to the Company without approval by bank regulatory authorities.

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

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank met all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category.


                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  REGULATORY MATTERS, Continued

     The Bank's actual capital amounts and ratios are also presented in the table as of December 31, 2002 and 2001.

                                                               FOR CAPITAL          FOR WELL
                                                                ADEQUACY           CAPTIALIZED
                                          ACTUAL                PURPOSES            PURPOSES
                                   -------------------   -------------------    ------------------
                                    AMOUNT       RATIO    AMOUNT      RATIO      AMOUNT     RATIO
                                   ---------    ------   ---------   -------    ---------   ------
       December 31, 2002:
       Total capital to
        risk weighted assets         $8,049     12.40%     $5,195      8.00%     $6,493     10.00%

       Tier I capital to risk
        weighted assets               7,358     11.33       2,597      4.00       3,896      6.00

       Tier I capital to
        average assets                7,358      7.94       3,708      4.00       4,635      5.00

       December 31, 2001:
       Total capital to
        risk weighted assets         $7,315     13.15%     $4,450      8.00%     $5,563     10.00%

       Tier I capital to risk
        weighted assets               6,620     11.90       2,225      4.00       3,338      6.00

       Tier I capital to
        average assets                6,620      8.85       2,993      4.00       3,740      5.00

12.  STOCK OPTION PLANS

     Under a plan effective at inception, the Company granted performance based options to purchase 16,000 shares of stock to key employees with no additional options available under the plan. Under a new plan approved by stockholders on April 25, 2000, the Company granted performance based options to purchase 24,000 shares of stock to key employees, service providers and consultants, with 6,000 additional options available to be granted under the plan. The options to purchase shares expire 10 years from the date of the grant. Options vested over a period from 1997 to 2002 upon achievement of performance or production incentives. Compensation accrued under the plans at December 31, 2002 and 2001 was approximately $10,400 and $31,200, respectively.

     A summary of the options outstanding during 2002 and 2001 are as follows:

                                           2002                  2001
                                    -------------------   ------------------
                                              WEIGHTED              WEIGHTED
                                     NUMBER     AVERAGE    NUMBER    AVERAGE
                                      OF       EXERCISE     OF      EXERCISE
                                    OPTIONS     PRICE     OPTIONS     PRICE
                                    -------   ---------   -------   ---------

       Issued at inception           40,000    $ 25.00     40,000     $ 25.00
       Granted during year                -                     -
       Exercised during year              -                     -
                                     ------                ------

       Outstanding at year end       40,000    $ 25.00     40,000     $ 25.00
                                     ======                ======

       Eligible for exercise at
         year end                    40,000                24,000
                                     ------                ------

       Weighted average fair
         value of options
         granted during year              -                     -
                                     ======                ======

                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  DEFERRED COMPENSATION PLAN

     On April 25, 2000, the stockholders approved a plan for the payment of deferred directors' and counsel's fees whereby up to 18,000 shares of common stock may be issued for the settlement of such fees in lieu of cash payment. Under the plan, 6,440 shares were immediately distributed for payment of fees accrued from inception through December 31, 1999 in the amount of $161,000. During 2001, 2,480 shares were issued for fees in the amount of $62,000, accrued as of December 31, 2000. During 2002, 2,480 shares were issued for fees in the amount of $62,000, accrued as of December 31, 2001. At December 31, 2002, fees in the amount of $60,000 were accrued for an additional 2,400 shares to be issued in 2003 in lieu of cash fees. Shares are to be distributed annually as soon as practical after the calendar year for which the shares have been earned. The plan is effective until its termination by the Board of Directors.

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Bank's financial instruments are as follows:

                                            2002                   2001
                                     -------------------    ------------------
                                     CARRYING     FAIR      CARRYING     FAIR
                                      AMOUNT      VALUE      AMOUNT     VALUE
                                     --------   --------    --------  --------
                                       (in thousands)         (in thousands)
       Financial assets:
        Cash and cash equivalents     $ 6,344    $ 6,344     $ 3,000   $ 3,000
        Securities available-for-
         sale                           4,344      4,344       3,541     3,541
        Federal Home Loan Bank
         stock                            389        389         356       356
        Federal Reserve stock             186        186         177       177
        Loans and loans held-for-
         sale, net of allowance        77,400     78,271      65,960    66,624
        Accrued interest receivable       632        632         676       676
       Financial liabilities:
        Deposits                       75,450     75,680      60,186    60,663
        Federal Home Loan
         Bank advances                  7,000      7,363       7,000     7,083
        Obligations under capital
         leases                         2,059      2,059       2,111     2,111
        Accrued interest payable          188        188         312       312
       Off-balance-sheet
          liabilities:
        Commitments to extend
         credit                             -          -           -         -
        Standby letters of credit           -          -           -         -

     The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions.

15.  RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions


                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  RELATED PARTY TRANSACTIONS, Continued

     with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers and loans to affiliated companies, of which these individuals are principal owners, were approximately $1,119,900 and $310,200 at December 31, 2002 and 2001, respectively.

     The Bank, in the normal course of business, leases its main office from a related party. Payments made under both capital and operating leases for the year ended December 31, 2002 and 2001 amounted to approximately $270,000 and $186,000, respectively.

     Directors' fees payable were approximately $54,000 and $55,800 at December 31, 2002 and 2001, respectively.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, the Bank has outstanding commitments and contingent liabilities. At December 31, 2002 and 2001, the Bank has commitments to extend credit which are not reflected in the financial statements of approximately $6,164,600 and $6,015,600, respectively, including stand-by letters of $204,797 and $179,023 and commitments to related parties of $-0- and $627,618, respectively. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of those instruments.

     The Bank engages in originating loans for sale on the secondary market. At December 31, 2002, the Bank had commitments to originate loans for sale of approximately $4,604,300 and commitments to sell loans of approximately $6,337,300 including loans held for sale in the amount of $1,733,025. Loans are sold under terms which include requirements to repurchase under certain events of delinquency and default. The Bank had recourse commitments on loans sold of approximately $11,766,500 and $7,172,000 at December 31, 2002 and 2001, respectively. Recourse provisions generally expire within one to four months from the date of transfer.

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

     The Bancorp and the Bank are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Bancorp.

17.  CONCENTRATIONS OF CREDIT

     Most of the Bank's loans, commitments and standby letters of credit have been granted to customers in the Bank's market area. Most credit customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

     At December 31, 2002, the Bank held deposits of approximately $3,975,300 at financial institutions in excess of federally insured amounts

18.  SUBSEQUENT EVENT

     Subsequent to the year ended December 31, 2002, the Bank entered into an agreement to lease a loan production office building on January 1, 2003, for an initial term of three years. The Bank will incur monthly operating lease expense of approximately $730.

19.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

     Information as to the financial position, results of operations and cash flows of Kentucky National Bancorp, Inc. as of December 31, 2002 and 2001 are summarized as follows:


                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001
                                     ASSETS


                                          2002            2001
                                     -------------   ------------

       Investment in subsidiary      $   7,445,587   $  6,651,442
       Other assets                         60,004         56,468
                                     -------------   ------------

            Total assets             $   7,505,591   $  6,707,910
                                     =============   ============





                                    Continued

                 KENTUCKY NATIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY), Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              2002             2001
                                          -------------    ------------

       Stockholders' equity               $   7,505,591    $  6,707,910
                                          -------------    ------------

            Total liabilities and
              stockholders' equity        $   7,505,591    $  6,707,910
                                          =============    ============


                              STATEMENTS OF INCOME
                     Years ended December 31, 2002 and 2001

                                                     2002            2001
                                                -------------   -------------

       Net income of subsidiary                 $    676,394    $    683,297
       General and administrative expenses           (10,400)        (31,200)
                                                ------------    ------------

            Income before tax                        665,994         652,097
       Income tax benefit                              3,536          10,608
                                                ------------    ------------

            Net income                          $    669,530    $    662,705
                                                ============    ============


                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001


                                                      2002           2001
                                                   ----------    ----------
       Cash flows from operating activities:
         Net income                                $  669,530    $  662,705
         Adjustments to reconcile net income
             to cash provided by operating
             activities:
           Net income of subsidiary                  (676,394)     (683,297)
           Incentive stock option compensation         10,400        31,200
           Increase in other assets                    (3,536)      (10,608)
                                                   ----------    ----------

            Net cash flows from
              operating activities                          -             -
                                                   ----------    ----------

       Cash flows from investing activities                 -             -
                                                   ----------    ----------

       Cash flows from financing activities                 -             -
                                                   ----------    ----------

       Net increase in cash                                 -             -
       Cash, beginning of period                            -             -
                                                   ----------    ----------

       Cash, end of period                         $        -    $        -
                                                   ==========    ==========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KENTUCKY NATIONAL BANCORP, INC.

Date:   March 28, 2003                     By:   /s/Ronald J. Pence
                                                 -------------------------------
                                                 Ronald J. Pence
                                                 President
                                                 (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.




By:   /s/Lawrence P. Calver                             Date:     March 28, 2003
      ---------------------------------------
      Lawrence P. Calvert
      Chief Executive Officer and Director
      (Principal Executive Officer)


By:   /s/Ronald J. Pence                                Date:     March 28, 2003
      ---------------------------------------
      Ronald J. Pence
      President and Director
      (Principal Financial Officer)


By:   /s/Robert E. Robbins                              Date:     March 27, 2003
      ---------------------------------------
      Robert E. Robbins
      Chairman of the Board and Director


By:   /s/Kevin D. Addington                             Date:     March 28, 2003
      ---------------------------------------
      Kevin D. Addington
      Director


By:   /s/Henry Lee Chitwood                             Date:     March 28, 2003
      ---------------------------------------
      Henry Lee Chitwood
      Director


By:                                                     Date:     March   , 2003
      ---------------------------------------                           --
      Lois Watkins Gray
      Director


By:   /s/William R. Hawkins                             Date:     March 28, 2003
      ---------------------------------------
      William R. Hawkins
      Director

By:                                                     Date:     March __, 2003
      ---------------------------------------
      Christopher G. Knight
      Director


By:                                                     Date:     March __, 2003
      ---------------------------------------
      Leonard Allen McNutt
      Director


By:   /s/Paula H. Gearon                                Date:     March 28, 2003
      ---------------------------------------
      Paula H. Gearon
      Controller and Chief Accounting Officer
      (Principal Accounting Officer)

                                  CERTIFICATION

         I, Lawrence P. Calvert, Chief Executive Officer of Kentucky National Bancorp, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Kentucky National Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                 /s/Lawrence P. Calvert
                                     -------------------------------------------
                                     Lawrence P. Calvert
                                     Chief Executive Officer

                                  CERTIFICATION

         I, Ronald J. Pence, President and Chief Financial Officer of Kentucky National Bancorp, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Kentucky National Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                       /s/Ronald J. Pence
                                           -------------------------------------
                                           Ronald J. Pence
                                           President and Chief Financial Officer