Form 10QSB
period 2003-03-31
KENTUCKY NATIONAL BANCORP INC
filed 2003-05-15
CIK 1078860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                         ______________________________

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________ to _________

                        Commission File Number 333-72371

                         KENTUCKY NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


          Indiana                                          61-1345603
---------------------------                        -----------------------------
State or other jurisdiction                             (IRS Employer
of organization)                                        Identification No.)


             1000 North Dixie Avenue, Elizabethtown, Kentucky        42701
-------------------------------------------------------------    ---------------
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

         As of March 31, 2003, there were 253,800 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):

               Yes     X  No
          ---         ---

                         KENTUCKY NATIONAL BANCORP, INC.

                             Elizabethtown, Kentucky

                                      INDEX

                                                                            Page
                                                                            ----

PART I.
-------

FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Condition as of March 31, 2003
         and December 31, 2002 (Unaudited)                                    3
Consolidated Statements of Income - (Unaudited) for the
         three months ended March 31, 2003 and 2002                           4
Consolidated Statements of Cash Flows - (Unaudited) for the
         three months ended March 31, 2003 and 2002                           5
Notes to Consolidated Financial Statements (Unaudited)                        7

Item 2.

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.

Controls and Procedures                                                      13

PART II.
--------

OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures and Certifications                                                15

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                                                           March 31,     December 31,
                                                             2003            2002
                                                         ------------    ------------
                                 ASSETS

Cash and due from banks                                  $  2,622,365    $  2,461,512
Federal funds sold                                          4,412,000       3,882,452
Investment securities available-for-sale                    5,623,450       4,344,247
Loans held for sale                                         2,324,211       1,733,025
Loans, net of unearned interest                            77,218,003      76,357,879
Allowance for loan loss                                      (779,629)       (690,811)
Federal Home Loan Bank Stock, at cost                         392,700         388,900
Federal Reserve Stock, at cost                                186,000         186,000
Premises and equipment, net                                 2,928,080       2,907,171
Foreclosed assets                                               8,812         127,060
Accrued interest receivable and other assets                  678,501         787,104
                                                         ------------    ------------

        Total assets                                     $ 95,614,493    $ 92,484,539
                                                         ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                             $ 78,312,063    $ 75,449,900
    Federal Home Loan Bank advances                         7,000,000       7,000,000
    Obligations under capital leases                        2,057,231       2,058,829
    Accrued interest payable and other liabilities            485,401         470,219
                                                         ------------    ------------

        Total liabilities                                  87,854,695      84,978,948
                                                         ------------    ------------

Commitments and contingent liabilities                              -               -
                                                         ------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value;
        authorized 1,000,000 shares                                 -               -
    Common stock, $.01 par value:
        authorized, 5,000,000 shares; issued and
        outstanding, 253,800 and 251,400 shares
        at March 31, 2003 and December 31, 2002,
        respectively                                            2,538           2,514
    Surplus                                                 5,667,054       5,607,078
    Retained earnings                                       2,022,169       1,808,476
    Accumulated other comprehensive income                     68,037          87,523
                                                         ------------    ------------

        Total stockholders' equity                          7,759,798       7,505,591
                                                         ------------    ------------

        Total liabilities and stockholders' equity       $ 95,614,493    $ 92,484,539
                                                         ============    ============

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                      2003         2002
                                                  ----------   ----------
Interest income:
    Loans, including fees                         $1,488,441   $1,444,180
    Securities                                        52,120       51,967
    Federal funds sold and other income               19,583        8,249
                                                  ----------   ----------

        Total interest income                      1,560,144    1,504,396
                                                  ----------   ----------

Interest expense:
    Deposit accounts                                 366,637      392,005
    Certificates of deposit over $100,000            168,688      175,931
    Interest expense - federal funds                    --          1,796
    Interest expense - FHLB advances                  70,077       74,471
    Interest expense - capital lease                  58,031       59,085
                                                  ----------   ----------

        Total interest expense                       663,433      703,288
                                                  ----------   ----------

        Net interest income                          896,711      801,108

    Provision for loan losses                         64,800       45,000
                                                  ----------   ----------

        Net interest income after provision for
            loan losses                              831,911      756,108
                                                  ----------   ----------

Other income:
    Service charges and fees                         102,099      102,360
    Net gain on sale of loans                        128,981       36,581
    Other income                                      19,704        9,236
                                                  ----------   ----------
                                                     250,784      148,177
                                                  ----------   ----------
Other expenses:
    Salaries and employee benefits                   363,874      353,759
    Net occupancy expense                             58,146       52,387
    Advertising                                       27,311       28,844
    Data processing                                   58,638       48,691
    Postage, telephone and supplies                   41,421       31,896
    Bank franchise tax                                25,200       20,430
    Directors fees                                    13,770       14,065
    Equipment expense                                 51,278       41,827
    Professional services                             41,156       37,282
    Other operating expenses                          77,726       58,405
                                                  ----------   ----------
                                                     758,520      687,586
                                                  ----------   ----------

Income before income taxes                           324,175      216,699
Income tax expense                                   110,482       73,765
                                                  ----------   ----------

Net income                                        $  213,693   $  142,934
                                                  ==========   ==========

Earnings per share:
   Basic                                          $     0.85   $     0.57
                                                  ==========   ==========
   Diluted                                        $     0.84   $     0.57
                                                  ==========   ==========


                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                               2003           2002
                                                            -----------    -----------
Operating activities:
    Net income                                              $   213,693    $   142,934
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        FHLB stock dividend                                      (3,800)        (3,900)
        Provision for loan losses                                64,800         45,000
        Provision for depreciation, amortization
            and accretion, net                                   14,024         53,351
        Incentive stock option compensation                           -          7,800
        Deferred tax                                            (58,025)       (23,334)
        Change in assets and liabilities:
            Loans held for sale                                (591,186)     1,000,063
            Accrued interest receivable and other assets        176,665         72,629
            Accrued interest payable                             75,182       (337,295)
                                                            -----------    -----------

                Net cash provided (used) by
                  operating activities                         (108,647)       957,248
                                                            -----------    -----------

Investing activities:
    Purchase of available-for-sale securities                (2,000,000)    (2,507,957)
    Proceeds from maturities of available-for-sale
        securities                                              736,598      1,507,843
    Proceeds from sale of foreclosed assets                     118,248          8,151
    Net increase in loans                                      (836,106)    (3,479,563)
    Purchases of premises and equipment                         (80,257)       (31,660)
                                                            -----------    -----------

                Net cash used in investing activities        (2,061,517)    (4,503,186)
                                                            -----------    -----------

Financing activities:
    Net increase in deposits                                  2,862,163      1,213,787
    Payments on capital lease obligations                        (1,598)       (12,052)
    Net increase in Federal Funds Purchased                           -      1,328,000
                                                            -----------    -----------

                Net cash provided by financing activities     2,860,565      2,529,735
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents            690,401     (1,016,203)
Cash and cash equivalents, beginning of period                6,343,964      2,999,755
                                                            -----------    -----------
Cash and cash equivalents, end of period                    $ 7,034,365    $ 1,983,552
                                                            ===========    ===========


                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)



                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                       2003        2002
                                                    ---------   ---------

Supplemental Disclosures:
Cash paid for interest                              $ 657,966   $ 771,913
                                                    =========   =========
Cash paid for income taxes                          $       -   $ 329,878
                                                    =========   =========

Noncash Transactions:
Federal Home Loan Bank Stock dividend received      $   3,800   $   3,900
                                                    =========   =========
Total decrease in unrealized gain on
    securities available-for-sale                   $ (29,523)  $ (66,657)
                                                    =========   =========

Loans transferred to foreclosed assets              $       -   $ 114,030
                                                    =========   =========
Loans to facilitate the sale of foreclosed assets   $       -   $  21,950
                                                    =========   =========

Noncash Transactions:

During the three month period ended March 31, 2003, the Company issued 2,400 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2002 in the amount of $60,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.


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

2.       STOCK ISSUANCE

         During the three month period ended March 31, 2003, the Company issued 2,400 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2002 in the amount of $60,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

 3.      EARNINGS PER SHARE

         Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the three months ended March 31, 2003 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method. The following data show the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at March 31, 2003 and 2002.

                                              March 31,  March 31,
                                                2003       2002
                                              --------   --------

         Income available to common stock-
           holders use in basic and diluted
           EPS                                $213,693   $142,934
                                              ========   ========

         Weighted average number of common
           shares used in basic EPS            252,200    249,747
                                              ========   ========

         Effect of dilutive securities:
           Stock-based compensation plan         2,706      2,793
                                              --------   --------

         Weighted number of common shares
           and dilutive potential common
           stock used in diluted EPS           254,106    251,713
                                              ========   ========

                         KENTUCKY NATIONAL BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       RECLASSIFICATIONS

         Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Net Income. Net income for the quarter ended March 31, 2003 was $213,700 or $0.84 per diluted share compared to net income of $142,900 or $0.57 per diluted share for the same period last year, an increase of $70,800 or $0.27 per diluted share. Income before income taxes was $324,200 compared to $216,700 for the same period last year, an increase of $107,500 or 49.6%. This increase was due to an increase in net interest income of $95,600 and an increase in other income of $102,600. These increases were partially offset by an increase in the provision for loan losses of $19,800, a $36,700 increase in tax expense and an increase in other expenses of $70,900.

Net Interest Income. Net interest income increased $95,600 or 11.9% to $896,700 for the three months ended March 31, 2003 compared to $801,100 for the three months ended March 31, 2002. This increase reflects an increase in interest-earning assets. Total average interest-earning assets increased by approximately $15.9 million with a decrease in average yield of 125 basis points while average interest bearing liabilities increased by approximately $16.3 million with a decrease in average costs of approximately 115 basis points. The declines in average yields and costs both reflect a continued decline in interest rates between the periods. The Bank's interest rate spread decreased to 3.69% for the three months ended March 31, 2003 compared to 3.79% for the three months ended March 31, 2002. Net interest margin decreased to 4.07% for the 2003 period compared to 4.43% for the 2002 period.

Provision for Loan Losses. The provision for loan losses was $64,800 and $45,000 for the quarters ended March 31, 2003 and 2002, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At March 31, 2003, the Bank's allowance for loan losses was $779,600 or 1.01% of the gross loan portfolio.

Other Income. Other income was $250,800 and $148,200 for the quarters ended March 31, 2003 and 2002, respectively. The increase for the most recent quarter of $102,600 or 69.2% is reflective of the growth in the net gain on sale of loans from the secondary market loan division. During the quarter ended March 31, 2003 the secondary market loan division continued to expand by opening a loan production office in Radcliff, Kentucky.

Other Expense. Other expense was $758,500 and $687,600 for the quarters ended March 31, 2003 and 2002, respectively. The increase for the quarter of $70,900 or 10.3% was due primarily to the growth of the Bank. Bank growth has led to variety of increased miscellaneous costs included in other operating expense, which increased from $58,400 to $77,726. The Bank attributes a portion of the increases in data processing expense (up $9,900), postage, telephone and supplies (up $9,500) and equipment expense (up $9,500) to preparation for the opening of the new Radcliff loan production office.

Income Tax Expense. Income tax expense was $110,500 for the three months ended March 31, 2003, compared to a $73,800 tax expense during the 2002 period. The increase in income tax expense was due to the increase in net income before tax. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

The Bank continued to experience asset growth during 2003. Total assets have increased $3.1 million, or 3.4% to $95.6 million at March 31, 2003 compared to $92.5 million at December 31, 2002. The increase in total assets was primarily attributable to a $1.4 million or 1.8% increase in the loan and loans held for sale portfolios. Also contributing to the increase in assets was a $1.3 million increase in investment securities and $690,400 increase in cash and federal funds sold as the Bank has sought to improve liquidity. This increase was partially offset by a $226,900 decrease in other and foreclosed assets.

Funding for the Bank's asset growth came primarily from increased deposits. At March 31, 2003, deposits totaled $78.3 million, a $2.9 million, or 3.8%, increase over deposits at December 31, 2002. Demand deposit accounts have increased $2.8 million. Savings and certificates of deposit have increased $100,000 since December 31, 2002. During the current year, the Bank has reduced deposits obtained through internet CD markets on which the Bank posts its rates for a fee. Such certificates of deposit totaled $16.7 million at March 31, 2003 compared to $19.1 million at December 31, 2002. This decrease was offset by an increase in local area certificates of deposit of $2.3 million. Advances from the Federal Home Loan Bank of Cincinnati totaled $7.0 million at March 31, 2003 and December 31, 2002.

Stockholders' equity increased by $254,200 to $7.8 million at March 31, 2003 from $7.5 million at December 31, 2002. Net income for the period of $213,700 was the major source of the increase. This increase was partially offset by a decrease in unrealized gain or loss on available-for-sale securities of $19,500 reflecting market expectations as to interest rate movements. The remaining increase of $60,000 during the current period is due to the issuance of 2,400 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2002 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability and to promote depositor and investor confidence. The Bank continues to be in compliance with all applicable regulatory capital requirements.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.


                                                  March 31,      December 31,
                                                    2003             2002
                                                  ------           ------

Restructured loans                                $    -           $    -
Non-accrual loans                                  1,066            1,443
Accruing loans past due 90 days or more                -                7
                                                  ------           ------

Total non-performing loans                         1,066            1,450

Foreclosed assets                                      9              127
                                                  ------           ------

Total non-performing assets                       $1,075           $1,577
                                                  ======           ======

The Bank's foreclosed assets at March 31, 2003 consisted of acreage on one property. During the fourth quarter of 2002, the Bank hired an experienced asset manager to oversee the collection process. During the quarter ended March 31, 2003, approximately $326,000 in non-accrual loans were paid out resulting in approximately $39,000 of charge-off recoveries on those loans.

At March 31, 2003, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                 Three Months Ended March 31,
                                    ----------------------
                                       2003         2002
                                    ---------    ---------

Balance, beginning of period        $ 690,811    $ 706,739
Loans charged off                     (24,598)     (16,752)
Loan recoveries                        48,616        7,868
                                    ---------    ---------

     Net recoveries (charge-offs)      24,018       (8,884)


Provision for loan losses              64,800       45,000
                                    ---------    ---------

Balance, end of period              $ 779,629    $ 742,855
                                    =========    =========

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

At March 31, 2003, the Bank's ratio of loans to deposits was 98% compared to 100% at December 31, 2002. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and the use of FHLB advances to supplement deposits. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the continued maintenance of an investment securities portfolio that can be used as a source of liquidity and earnings. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2003, totaled $7.0 million compared to $2.0 million at March 31, 2002. The Bank's cash flows were provided mainly by financing activities, including $2.9 million from net deposit increases. Operating activities used $108,600 in cash for the three months ended March 31, 2003 compared to $957,200 provided in cash for the three months ended March 31, 2002. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $836,100 million and to purchase $2.0 million in available-for-sale securities.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.0% respectively. At March 31, 2003, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations.

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

Part II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On April 29, 2003, the Company held its annual meeting of shareholders at which the following items were voted on.

         (1)      Election of Directors

       Nominee                                    For             Withheld
----------------------------------------        -------           --------
Ronald J. Pence                                 178,539             256
Kevin D. Addington                              178,539             256
Henry Lee Chitwood                              178,539             256

There were no abstentions or broker non-votes.

The terms of office of the  following  directors  continued  after the  meeting:
Lawrence P. Calvert, Lois Watkins Gray, William R. Hawkins, Robert E. Robbins, Christopher G. Knight and Allen McNutt.

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

--------------
* Incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-72371)
** Incorporated by reference from Registrant's Post- Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-72371)
*** Incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 **** Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
*****Incorporated by reference from Registrant's  Registration Statement on Form
     S-8 (File No 333-41676).

         (b) During the quarter ended March 31, 2003, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            KENTUCKY NATIONAL BANCORP, INC.

Date: May 15, 2003                          /s/Ronald J. Pence
                                            ------------------------------------
                                            Ronald J. Pence, President
                                            (Duly Authorized Representative and
                                            Principal Financial Officer)

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

Date: May 15, 2003                             /s/Lawrence P. Calvert
                                               ---------------------------------
                                               Lawrence P. Calvert
                                               Chief Executive Officer

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

Date: May 15, 2003                         /s/Ronald J. Pence
                                           -------------------------------------
                                           Ronald J. Pence
                                           President and Chief Financial Officer