Form 10QSB
period 2003-06-30
KENTUCKY NATIONAL BANCORP INC
filed 2003-08-13
CIK 1078860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2003

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


             1000 NORTH DIXIE AVENUE, ELIZABETHTOWN, KENTUCKY 42701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (270) 737-6000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X       No
              ------       ------

     As of June 30, 2003, there were 253,800 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):

          Yes           No   X
              ------       ------

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.
------

FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Condition as of June 30, 2003
   and December 31, 2002 (Unaudited)                                         3

Consolidated Statements of Income - (Unaudited) for the
   three and six months ended June 30, 2003 and 2002                         4

Consolidated Statements of Cash Flows - (Unaudited)
   for the six months ended June 30, 2003 and 2002                           5

Notes to Consolidated Financial Statements (Unaudited)                       7


Item 2.

Management's Discussion and Analysis or Plan of Operation                    9

Item 3.

Controls and Procedures                                                      13


PART II.
-------

OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K                       14

Signatures                                                                   15

                        KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                            June 30,              December 31,
                                                                             2003                    2002
                                                                          -----------             -----------
ASSETS

Cash and due from banks                                                   $ 1,725,926             $ 2,461,512
Federal funds sold                                                          1,028,815               3,882,452
Investment securities available-for-sale                                    8,258,124               4,344,247
Loans held for sale                                                         2,391,978               1,733,025
Loans, net of unearned interest                                            77,220,595              76,357,879
Allowance for loan loss                                                      (809,716)               (690,811)
Federal Home Loan Bank Stock, at cost                                         396,600                 388,900
Federal Reserve Stock, at cost                                                187,850                 186,000
Premises and equipment, net                                                 2,912,741               2,907,171
Foreclosed assets                                                               8,812                 127,060
Accrued interest receivable and other assets                                  746,046                 787,104
                                                                          -----------             -----------

     Total assets                                                         $94,067,771             $92,484,539
                                                                          ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $76,354,771             $75,449,900
  Federal Home Loan Bank advances                                           7,000,000               7,000,000
  Obligations under capital leases                                          2,055,619               2,058,829
  Accrued interest payable and other
    liabilities                                                               619,556                 470,219
                                                                          -----------             -----------
     Total liabilities                                                     86,029,946              84,978,948
                                                                          -----------             -----------
Commitments and contingent liabilities                                           -                        -
                                                                          -----------             -----------

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                                                  -                        -
  Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 253,800 and 251,400 shares
    at June 30, 2003 and December 31, 2002,
    respectively                                                                2,538                   2,514
  Surplus                                                                   5,667,054               5,607,078
  Retained earnings                                                         2,287,509               1,808,476
  Accumulated other comprehensive income                                       80,724                  87,523
                                                                          -----------             -----------

     Total stockholders' equity                                             8,037,825               7,505,591
                                                                          -----------             -----------
     Total liabilities and stockholders'
       equity                                                             $94,067,771             $92,484,539
                                                                          ===========             ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30
                                                              ----------------------------       ----------------------------
                                                                 2003               2002            2003              2002
                                                              ----------        ----------       ----------        ----------
Interest income:
  Loans, including fees                                       $1,445,032        $1,493,164       $2,933,473        $2,937,344
  Securities                                                      74,162            54,111          126,282           106,078
  Federal funds sold and other income                             16,926            11,216           36,509            19,465
                                                              ----------        ----------       ----------        ----------
     Total interest income                                     1,536,120         1,558,491        3,096,264         3,062,887
                                                              ----------        ----------       ----------        ----------

Interest expense:
  Deposit accounts                                               323,007           391,301          689,644           783,306
  Certificates of deposit over $100,000                          170,121           157,995          338,809           333,926
  Interest expense - federal funds                                    25             3,184               25             4,980
  Interest expense - FHLB advances                                70,855            75,244          140,932           149,715
  Interest expense - capital lease                                58,017            58,493          116,048           117,578
                                                              ----------        ----------       ----------        ----------

     Total interest expense                                      622,025           686,217        1,285,458         1,389,505
                                                              ----------        ----------       ----------        ----------

     Net interest income                                         914,095           872,274        1,810,806         1,673,382

Provision for loan losses                                         65,520            85,500          130,320           130,500
                                                              ----------        ----------       ----------         ---------

     Net interest income after
       provision for loan losses                                 848,575           786,774        1,680,486         1,542,882
                                                              ----------        ----------       ----------        ----------

Other income:
  Service charges and fees                                       115,230           110,198          217,329           212,558
  Net gain on sale of loans                                      164,444            35,631          293,425            72,212
  Other income                                                    29,966            26,149           49,670            35,385
                                                              ----------        ----------       ----------        ----------

                                                                 309,640           171,978          560,424           320,155
                                                              ----------        ----------       ----------        ----------

Other expenses:
  Salaries and employee benefits                                 349,000           357,225          712,874           710,984
  Net occupancy expense                                           68,960            54,243          127,106           106,630
  Equipment expense                                               57,396            45,348          108,674            87,175
  Advertising                                                     29,691            36,646           57,002            65,490
  Data processing                                                 54,261            46,304          112,899            94,995
  Postage, telephone and supplies                                 42,523            31,844           83,944            63,740
  Bank franchise tax                                              25,480            20,657           50,680            41,087
  Directors fees                                                  13,923            13,923           27,693            27,988
  Professional services                                           44,803            35,248           85,959            72,530
  Other operating expenses                                        69,466            55,627          147,192           114,032
                                                              ----------        ----------       ----------        ----------

                                                                 755,503           697,065        1,514,023         1,384,651
                                                              ----------        ----------       ----------        ----------

Income before income taxes                                       402,712           261,687          726,887           478,386
Income tax expense                                               137,372            88,785          247,854           162,550
                                                              ----------        ----------       ----------        ----------

Net income                                                    $  265,340        $  172,902       $  479,033        $  315,836
                                                              ==========        ==========       ==========        ==========

Earnings per share:
    Basic                                                     $     1.05        $     0.69       $     1.90        $     1.26
                                                              ==========        ==========       ==========        ==========
    Diluted                                                   $     1.04        $     0.69       $     1.88        $     1.25
                                                              ==========        ==========       ==========        ==========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
Operating activities:
     Net income                                      $   479,033    $   315,836
     Adjustments to reconcile net income to net
              cash provided by operating
              activities:
         FHLB stock dividend                              (7,700)        (8,300)
         Provision for loan losses                       130,320        130,500
         Provision for depreciation, amortization
           and accretion, net                            147,805        110,399
         Incentive stock option compensation                --           10,400
         Deferred tax                                   (107,223)        47,529
         Net change in assets and liabilities:
              Loans held for sale                       (658,953)       710,984
              Accrued interest receivable
               and other assets                          151,782       (131,324)
              Accrued interest payable                   209,337       (247,710)
                                                     -----------    -----------
                  Net cash provided by
                    operating activities                 344,401        938,314
                                                     -----------    -----------

Investing activities:
     Activity in available-for-sale securities:
          Maturities, prepayments and calls            1,700,514      1,528,199
          Purchases                                   (5,649,428)    (2,581,056)
     Activity in held-to-maturity securities:
          Purchases                                       (1,850)       (25,350)
     Net increase in loans                              (874,131)    (7,446,741)
     Purchases of premises and equipment                (128,638)       (62,843)
                                                     -----------    -----------
                  Net cash used in investing
                    activities                        (4,953,533)    (8,587,791)
                                                     -----------    -----------

Financing activities:
     Net increase in deposits                            904,871      6,352,703
     Payments on capital lease obligations                (3,210)       (24,696)
     Proceeds from sale of foreclosed assets             118,248         12,408
                                                     -----------    -----------
                  Net cash provided by financing
                    activities                         1,019,909      6,340,415
                                                     -----------    -----------

Net decrease in cash and cash
  equivalents                                         (3,589,223)    (1,309,062)

Cash and cash equivalents, beginning of period         6,343,964      2,999,755
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 2,754,741    $ 1,690,693
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                           Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                            2003         2002
                                                       ------------   ----------
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                 $  1,289,569   $1,461,902
                                                       ============   ==========

Cash paid for income taxes                             $     99,025   $  497,738
                                                       ============   ==========

NONCASH TRANSACTIONS:

Federal Home Loan Bank Stock dividend
   received                                            $      7,700   $    8,300
                                                       ============   ==========

Total (decrease) increase in unrealized gain on
   securities available-for-sale                       $    (10,300)  $   32,731
                                                       ============   ==========

Loans transferred to foreclosed assets                 $       --     $  122,662
                                                       ============   ==========

Loan to facilitate the sale of foreclosed
    assets                                             $       --     $   41,356
                                                       ============   ==========

NONCASH TRANSACTIONS:
During the six month period ended June 30, 2003, the Company issued 2,400 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2002 in the amount of $60,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

2.   EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the six months ended June 30, 2003 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method.

     The  following  data show the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at June 30, 2003 and 2002.

                                                         JUNE 30,      JUNE 30,
                                                           2003         2002
                                                       ------------   --------
Income  available to common  stockholders
  used in basic and diluted EPS                        $    479,033   $315,836
                                                       ============   ========

Weighted  average  number of common  shares
  used in basic EPS                                         252,090    250,573
                                                       ============   ========

Effect of dilutive securities:
 Stock-based compensation plan                                  922        935
                                                       ============   ========

Weighted number of common shares and dilutive
  potential common stock used in dilutive EPS               254,802    252,335
                                                       ============   ========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

3.   RECLASSIFICATIONS

     Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

Item 2.

            Management's Discussion and Analysis or Plan of Operation

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

NET INCOME. Net income for the quarter ended June 30, 2003 was $265,300 or $1.04 per diluted share compared to net income of $172,900 or $0.69 per diluted share for the same period last year, an increase of $92,400 or $0.35 per diluted share. Net income for the six months ended June 30, 2003 was $479,000 or $1.88 per diluted share compared to $315,800 or $1.25 per diluted share for the six months ended June 30, 2002, an increase of $163,200 or $0.63 per share.

The increase in net income for the three months ended June 30, 2003 was due to an increase in other income of $137,600, an increase in net interest income of $41,800, and a decrease in provision for loan loss of $20,000. These factors were partially offset by an increase in other expenses of $58,400 and an increase in tax expense of $48,600. The increase in net income for the six months ended June 30, 2003 was due to an increase in other income of $240,300, an increase in net interest income of $137,400, and a decrease in the provision for loan loss of $200. These factors were partially offset by increases in other expenses of $129,400 and tax expense of $85,300.

NET INTEREST INCOME. Net interest income increased $41,800 or 4.8% to $914,100 for the three months ended June 30, 2003 compared to $872,300 for the three months ended June 30, 2002. Year-to-date net interest income was $1.8 million and $1.7 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $137,400 or 8.2% between periods. This increase reflects the continued growth in interest-earning assets. Total average interest-earning assets for the six months ended June 30, 2003 increased by approximately $14.7 million with a decrease in average yield of 130 basis points, while average interest-bearing liabilities increased by approximately $14.4 million with a decrease in average costs of approximately 107 basis points. The declines in average yields and costs both reflect a significant decline in interest rates between the periods as the Federal Reserve cut short-term interest rates to record low levels. As a result, the Bank's interest rate spread decreased to 3.70% for the six months ended June 30, 2003 compared to 3.93% for the six months ended June 30, 2002. Net interest margin decreased to 4.09% for the 2003 period compared to 4.53% for the 2002 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $65,500 and $85,500 for the quarters ended June 30, 2003 and 2002, respectively. The year-to-date provision for loan losses was $130,300 and $130,500 and for the six months ended June 30, 2003 and 2002, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At June 30, 2003, the Bank's allowance for loan losses was $809,700 or 1.05% of the gross loan portfolio.

OTHER INCOME. Other income was $309,600 and $172,000 for the quarters ended June 30, 2003 and 2002, respectively. Year-to-date other income was $560,400 and $320,200 for the six months ended June 30, 2003 and 2002, respectively. The increases for the most recent periods are reflective of the growth in the net gain on sale of loans from the secondary market loan division. During the quarter ended March 31, 2003 the secondary market loan division continued to expand by opening a loan production office in Radcliff, Kentucky. The increase in gain on sale of loans has been driven by the record level of mortgage refinancings in the current low interest-rate environment. The Bank does not anticipate that it will be able to sustain comparable levels of gain on sale of loans if long-term interest rates stabilize or turn up.

OTHER EXPENSE. Other expense was $755,500 and $697,100 for the quarters ended June 30, 2003 and 2002, respectively. Year-to-date other expense was $1,514,000 and $1,384,700 for the six months ended June 30, 2003 and 2002, respectively. The increases for both the quarter and year-to-date were due primarily to the growth of the Bank. Bank growth has led to variety of increased miscellaneous costs included in other operating expense, which increased from $55,600 to $69,500 for the quarter and from $114,000 to $147,200 year-to-date. The Bank attributes a portion of the increases in net occupancy expense, data processing expense, postage, telephone and supplies, and equipment expense, to the opening of the new Radcliff loan production office.

INCOME TAX EXPENSE. Income tax expense was $137,400 and $247,900 for the three and six months ended June 30, 2003, compared to $88,800 and $162,600 during the 2002 periods. The increase in tax expense for the three and six month periods was due to higher net income before taxes. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

The Bank continued to experience asset growth during 2003. Total assets increased $1.6 million, or 1.7% to $94.1 million at June 30, 2003 compared to $92.5 million at December 31, 2002. The increase in total assets was primarily attributable to a $1.5 million or 2.0% increase in the loan and loans held for sale portfolio.

The Bank's portfolio of investment securities available-for-sale increased $3.9 million, or 90.1%, to $8.3 million at June 30, 2003 due to the purchase of $5.6 million in new securities during the period which offset $1.7 million in maturities, prepayments and calls of investment securities available-for-sale. The investment securities acquired for the available-for-sale portfolio consisted of mortgage-backed securities and U.S. Government agency obligations. The increase in investment securities offset a $736,000 decline in cash and due from banks and a $2.9 million decline in federal funds sold from December 31, 2002. The increase in the investment securities was part of the Bank's strategy of increasing liquidity.

Funding for the Bank's asset growth came primarily from increased deposits. At June 30, 2003, deposits totaled $76.4 million, a $904,900, or 1.2%, increase over deposits at December 31, 2002. Demand deposit accounts have increased $2.0 million since December 31, 2002. During the current year, the Bank has reduced deposits obtained through internet CD markets on which the Bank posts its rates for a fee. Such certificates of deposit totaled $14.7 million at June 30, 2003 compared to $19.1 million at December 31, 2002. This decrease was offset by an increase in local area certificates of deposit of $3.3 million. Advances from the Federal Home Loan Bank of Cincinnati totaled $7.0 million at June 30, 2003 and December 31, 2002.

Stockholders' equity increased by $532,200 to $8.0 million at June 30, 2003 from $7.5 million at December 31, 2002. Net income for the period of $479,000 is the major source of the increase. This increase was partially offset by a decrease in unrealized gain or loss on available-for-sale securities of $6,800. The remaining increase of $60,000 during the current period is due to the issuance of 2,400 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2002 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability and to promote depositor and investor confidence. The Bank continues to be in compliance with all applicable regulatory capital requirements.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                            JUNE 30,    DECEMBER 31,
                                                              2003         2002
                                                            --------    -----------
                                                                (IN THOUSANDS)
Restructured loans                                           $   --       $   --
Non-accrual loans                                             1,623        1,443
Accruing loans past due 90 days or more                          --           --
                                                             ------       ------

        Total non-performing loans                            1,623        1,450

Foreclosed assets                                                 9          127
                                                             ------       ------

        Total non-performing assets                          $1,632       $1,577
                                                             ======       ======

The Bank's foreclosed assets at June 30, 2003 consisted of acreage on one property.

At June 30, 2003, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                    ---------------------------
                                                      2003               2002
                                                    ---------         ---------
Balance, beginning of period                        $ 690,811         $ 706,739
Loans charged off                                     (81,761)         (226,536)
Loan recoveries                                        70,346            23,850
                                                    ---------         ---------
Net charge-offs                                       (11,415)         (202,686)

Provision for loan losses                             130,320           130,500
                                                    ---------         ---------

Balance, end of period                              $ 809,716         $ 634,553
                                                    =========         =========

Charge-offs for the six months ended June 30, 2003 decreased by $144,800 compared to the same period in 2002. Charge-offs for 2002 included $112,000 of charge-offs taken on loans to one family of borrowers and an additional $40,000 charge-off taken on loans to one borrower. The remainder of the charge-offs in 2002 consisted of amounts taken on several loans. Management determined that these borrowers would not have sufficient resources to repay the debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no operating business other than the Bank and does not have material funding needs. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank's sources of funds for lending activities and operations are deposits from its primary market area, funds raised in its initial public offering, advances from the FHLB of Cincinnati, principal and interest payments on loans, interest received on other investments and federal funds purchased. Its principal funding commitments are for the origination of loans, the payment of maturing deposits, principal and interest payments on advances from the FHLB, and obligations under capital leases for buildings and equipment. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

At June 30, 2003, the Bank's ratio of loans to deposits was 101% compared to 100% at December 31, 2002. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and the use of FHLB advances to supplement deposits. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the continued maintenance of an investment securities portfolio that can be used as a source of liquidity and earnings.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2003, totaled $2.8 million compared to $1.7 million at June 30, 2002. The Bank's cash flows were provided mainly by financing activities, including $904,900 from net deposit increases, and by investing activities, including $1.7 million from maturities, prepayments and calls of available-for-sale securities. Operating activities provided $344,400 in cash for the six months ended June 30, 2003 compared to $938,300 provided in cash for the six months ended June 30, 2002. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $874,100 and to purchase $5.6 million in available-for-sale securities.

As a national bank, the Bank is subject to regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). In order to be well capitalized under OCC regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.0% respectively. At June 30, 2003, the Bank satisfied the capital requirements for classification as well capitalized under OCC regulations.

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)       The   following   exhibits   are  either   being  filed  with  or
          incorporated by reference in this quarterly report on Form 10-QSB:

        NUMBER   DESCRIPTION
        ------   -----------

          3.1    Articles of Incorporation *
          3.2    Bylaws *
          4      Form of Common Stock Certificate *
          10.1   Restrictive Stock Transfer Agreement *
          10.2   Organizational Stock Option and Incentive Plan **
          10.3   Lease Agreement Between Kentucky National   Properties,
                 L.L.C and Kentucky National Bank ***
          10.4   Kentucky National Bancorp, Inc. 2000 Stock Option and
                 Incentive Plan ****
          10.5   Kentucky National Bancorp, Inc. Director Fee Deferral
                 Plan *****
          31     Certifications under Section 302 of Sarbanes-Oxley Act of 2002
          32     Certification under Section 906 of Sarbanes-Oxley Act of 2002
                 -------------
                 *     Incorporated  by  reference  from the  Registrant's
                       Registration Statement on Form S-4 (File No. 333-72371).
                 **    Incorporated  by reference  from  Registrant's  Post-
                       Effective Amendment No. 1 to Registration
                       Statement on Form S-8 (File No. 333-72371).
                 ***   Incorporated by reference from Registrant's Annual Report
                       on Form 10-KSB for the year ended December 31, 2001
                 ****  Incorporated by reference from the Registrant's Annual
                       Report on Form 10-KSB for the year ended December 31, 1999.
                 ***** Incorporated by reference from Registrant's Registration
                       Statement on Form S-8 (File No. 333-41676).


     (b) REPORTS ON FORM 8-K. During the quarter ended June 30, 2003, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      KENTUCKY NATIONAL BANCORP, INC.


Date: August 13, 2003                 By: /s/ Ronald J. Pence
                                          --------------------------------------
                                          Ronald J. Pence, President
                                          (Duly Authorized Represen-
                                          tative and Principal
                                          Financial Officer)