Form 10QSB
period 2003-09-30
KENTUCKY NATIONAL BANCORP INC
filed 2003-11-14
CIK 1078860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         ______________________________

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of September 30, 2003, there were 253,800 shares of the Registrant's common stock, par value $.01 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one):

          Yes           No  X
              ---          ---

                         KENTUCKY NATIONAL BANCORP, INC.

                             ELIZABETHTOWN, KENTUCKY


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.
------

FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets as of September 30, 2003
   and December 31, 2002 (Unaudited)                                         3

Consolidated Statements of Income - (Unaudited) for the
   three and nine months ended September 30, 2003 and 2002                   4

Consolidated Statements of Cash Flows - (Unaudited)
   for the nine months ended September 30, 2003 and 2002                     5

Notes to Consolidated Financial Statements (Unaudited)                       7


Item 2.

Management's Discussion and Analysis Of Financial Condition
     and Results of Operations                                               9

Item 3.

Controls and Procedures                                                      13


PART II.

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 14

Signatures                                                                   15

                         KENTUCKY NATIONAL BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2003            2002
                                                   ------------     -----------
ASSETS

Cash and due from banks                            $  1,372,920    $  2,461,512
Federal funds sold                                      663,000       3,882,452
Investment securities available-for-sale              8,831,317       4,344,247
Loans held for sale                                     256,220       1,733,025
Loans, net of unearned interest                      80,997,761      76,357,879
Allowance for loan loss                                (852,408)       (690,811)
Federal Home Loan Bank Stock, at cost                   400,500         388,900
Federal Reserve Stock, at cost                          187,850         186,000
Premises and equipment, net                           2,884,424       2,907,171
Foreclosed assets                                        84,509         127,060
Accrued interest receivable and other assets            847,243         787,104
                                                   ------------    ------------

     Total assets                                  $ 95,673,336    $ 92,484,539
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                         $ 73,616,802    $ 75,449,900
  Federal Home Loan Bank advances                    11,000,000       7,000,000
  Obligations under capital leases                    2,053,992       2,058,829
  Accrued interest payable and other
    liabilities                                         751,555         470,219
                                                   ------------    ------------

     Total liabilities                               87,422,349      84,978,948
                                                   ------------    ------------

Commitments and contingent liabilities                       --              --
                                                   ------------    ------------

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares                              --              --
  Common stock, $.01 par value:
    authorized, 5,000,000 shares; issued and
    outstanding, 253,800 and 251,400 shares
    at September 30, 2003 and December 31,
    2002, respectively                                    2,538           2,514
  Surplus                                             5,667,054       5,607,078
  Retained earnings                                   2,540,283       1,808,476
  Accumulated other comprehensive income                 41,112          87,523
                                                   ------------    ------------

     Total stockholders' equity                       8,250,987       7,505,591
                                                   ------------    ------------

     Total liabilities and stockholders'
       equity                                      $ 95,673,336    $ 92,484,539
                                                   ============    ============

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                              ----------------------------       ----------------------------
                                                                 2003               2002            2003              2002
                                                              ----------        ----------       ----------        ----------
Interest income:
  Loans, including fees                                       $1,459,204        $1,560,584       $4,392,677       $ 4,497,928
  Securities                                                      56,154            55,377          182,436           161,455
  Federal funds sold and other income                              7,595            13,504           44,104            32,969
                                                              ----------        ----------       ----------        ----------
     Total interest income                                     1,522,953         1,629,465        4,619,217         4,692,352
                                                              ----------        ----------       ----------        ----------
Interest expense:
  Deposit accounts                                               302,253           380,735          991,897         1,164,041
  Certificates of deposit over $100,000                          161,496           171,211          500,305           505,137
  Interest expense - federal funds                                 2,962               130            2,987             5,110
  Interest expense - FHLB advances                                75,610            76,070          216,542           225,785
  Interest expense - capital lease                                58,001            58,342          174,049           175,920
                                                              ----------        ----------       ----------        ----------
     Total interest expense                                      600,322           686,488        1,885,780         2,075,933
                                                              ----------        ----------       ----------        ----------
     Net interest income                                         922,631           942,977        2,733,437         2,616,359

Provision for loan losses                                         66,240            68,750          196,560           199,250
                                                              ----------        ----------       ----------        ----------
     Net interest income after
       provision for loan losses                                 856,391           874,227        2,536,877         2,417,109
                                                              ----------        ----------       ----------        ----------
Other income:
  Service charges and fees                                       116,606           113,887          333,935           326,445
  Net gain on sale of loans                                      159,136            48,972          452,561           121,184
  Net gain on sale of investments                                      -             9,372                -             9,372
  Loss on sale of other real estate owned                         (8,020)                -           (8,020)                -
  Other income                                                    37,356             6,854           87,026            42,239
                                                              ----------        ----------       ----------        ----------
                                                                 305,078           179,085          865,502           499,240
                                                              ----------        ----------       ----------        ----------
Other expenses:
  Salaries and employee benefits                                 366,094           360,771        1,078,968         1,071,755
  Net occupancy expense                                           65,024            59,018          192,130           165,648
  Equipment expense                                               59,548            48,171          168,222           135,346
  Advertising                                                     26,992            27,694           83,994            93,184
  Data processing                                                 57,531            56,558          170,430           151,553
  Postage, telephone and supplies                                 40,099            31,192          124,043            94,932
  Bank franchise tax                                              25,760            20,884           76,440            61,971
  Directors fees                                                  14,076            14,076           41,769            42,064
  Professional services                                           41,686            36,574          127,645           109,104
  Other operating expenses                                        80,984            68,827          228,176           182,859
                                                              ----------        ----------       ----------        ----------
                                                                 777,794           723,765        2,291,817         2,108,416
                                                              ----------        ----------       ----------        ----------
Income before income taxes                                       383,675           329,547        1,110,562           807,933
Income tax expense                                               130,902           113,043          378,756           275,593
                                                              ----------        ----------       ----------        ----------
Net income                                                    $  252,773        $  216,504       $  731,806        $  532,340
                                                              ==========        ==========       ==========        ==========

Earnings per share:
    Basic                                                     $     1.00        $     0.86       $     2.89        $     2.12
                                                              ==========        ==========       ==========        ==========

    Diluted                                                   $     0.99        $     0.86       $     2.87        $     2.11
                                                              ==========        ==========       ==========        ==========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      ----------------------------
                                                          2003            2002
                                                      -----------     -----------
Operating activities:
     Net income                                       $   731,806    $    532,340
     Adjustments to reconcile net income to net
              cash provided by operating
              activities:
         FHLB stock dividend                              (11,600)        (12,800)
         Provision for loan losses                        196,560         199,250
         Provision for depreciation, amortization
           and accretion, net                             241,877         170,407
         Incentive stock option compensation                   --          10,400
         Deferred tax                                    (122,564)         44,904
         Net change in assets and liabilities:
              Loans held for sale                       1,476,805        (521,317)
              Accrued interest receivable
               and other assets                            86,333        (252,903)
              Accrued interest payable                    341,336        (142,328)
                                                      -----------     -----------
                  Net cash provided by
                    operating activities                2,940,553          27,953
                                                      -----------     -----------
Investing activities:
     Activity in available-for-sale securities:
          Maturities, prepayments and calls             4,013,636       1,637,166
          Purchases                                    (8,623,213)     (2,580,850)
     Purchases of Federal Reserve Bank stock               (1,850)        (25,350)
     Net increase in loans                             (4,750,542)     (9,774,455)
     Proceeds from sale of other real estate owned        118,248              --
     Purchases of premises and equipment                 (166,941)        (92,844)
                                                      -----------     -----------
                  Net cash used in investing
                    activities                         (9,410,662)    (10,836,333)
                                                      -----------     -----------

Financing activities:
     Net (decrease) increase in deposits               (1,833,098)     13,345,680
     Payments on capital lease obligations                 (4,837)        (37,492)
     Federal Home Loan Bank advances                    4,000,000              --
     Proceeds from sale of foreclosed assets                   --          13,268
                                                      -----------     -----------
                  Net cash provided by financing
                    activities                          2,162,065      13,321,456
                                                      -----------     -----------
Net (decrease) increase in cash and cash
  equivalents                                          (4,308,044)      2,513,076

Cash and cash equivalents, beginning of period          6,343,964       2,999,755
                                                      -----------     -----------
Cash and cash equivalents, end of period              $ 2,035,920     $ 5,512,831
                                                      ===========     ===========

                 See notes to consolidated financial statements.

                         KENTUCKY NATIONAL BANCORP, INC.

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        ------------------------
                                                          2003          2002
                                                        ---------    -----------
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                  $1,899,820   $2,179,780
                                                        ==========   ==========

Cash paid for income taxes                              $  171,485   $  581,668
                                                        ==========   ==========

NONCASH TRANSACTIONS:

Federal Home Loan Bank Stock dividend
   received                                             $   11,600   $   12,800
                                                        ==========   ==========

Loans transferred to foreclosed assets                  $   75,697   $  240,910
                                                        ==========   ==========

Loan to facilitate the sale of foreclosed
    assets                                              $       --   $   88,127
                                                        ==========   ==========


NONCASH TRANSACTIONS:
During the nine month period ended September 30, 2003, the Company issued 2,400 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2002 in the amount of $60,000 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000.

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

2.   EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the nine months ended September 30, 2003 is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of the dilutive stock-based compensation plan assuming proceeds are used to purchase shares pursuant to the treasury stock method.

     The  following  data show the amounts used in computing  earnings per share
     (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock at September 30, 2003 and 2002.

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                              --------------------------         --------------------------
                                                                2003              2002             2003             2002
                                                              --------          --------         --------         --------
BASIC
Net income                                                    $252,773          $216,504         $731,806         $532,340
                                                              --------          --------         --------         --------

Weighted average common shares
   outstanding                                                 253,800           251,400          253,220          250,800
                                                              --------          --------         --------         --------

Basic income per common share                                 $   1.00          $   0.86         $   2.89         $   2.12
                                                              ========          ========         ========         ========

DILUTED
Net income                                                    $252,773          $216,504         $731,806         $532,340
                                                              --------          --------         --------         --------

Weighted average common shares
   outstanding                                                 253,800           251,400          253,800          251,400
Dilutive effect of stock options                                 1,544             1,557              924              935
                                                              --------          --------         --------         --------

Weighted average common shares
   outstanding assuming dilution                               255,344           252,957          254,724          252,335
                                                              --------          --------         --------         --------

Diluted income per common share                               $   0.99          $   0.86         $   2.87         $   2.11
                                                              ========          ========         ========         ========

                         KENTUCKY NATIONAL BANCORP, INC.

                                   (UNAUDITED)

3.   RECLASSIFICATIONS

     Certain 2002 amounts have been reclassified to conform with the 2003 presentation.


4.   OTHER COMPREHENSIVE INCOME

     Other comprehensive income components and related taxes were as follows:

                                                                                      2003             2002
                                                                                    -------          --------
     Unrealized gains on available-for-sale securities                              $62,291          $141,983
     Less reclassification adjustments for realized
        (gains) losses included in income                                                --            (9,372)
                                                                                    -------          --------
         Other comprehensive income, before tax effect                               62,291           132,611
     Tax expense                                                                     21,179            45,088
                                                                                    -------          --------
         Other comprehensive income                                                 $41,112          $ 87,523
                                                                                    =======          ========

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME. Net income for the quarter ended September 30, 2003 was $252,800 or $0.99 per diluted share compared to net income of $216,500 or $0.86 per diluted share for the same period last year, an increase of $36,300 or $0.13 per diluted share. Net income for the nine months ended September 30, 2003 was $731,800 or $2.87 per diluted share compared to $532,300 or $2.11 per diluted share for the nine months ended September 30, 2002, an increase of $199,500 or $0.76 per share.

The increase in net income for the three months ended September 30, 2003 was due to an increase in other income of $126,000 and a decrease in provision for loan loss of $2,600. These factors were partially offset by a decrease in net interest income of $20,400, an increase in other expenses of $54,000 and an increase in tax expense of $17,900. The increase in net income for the nine months ended September 30, 2003 was due to an increase in other income of $366,300, an increase in net interest income of $117,100, and a decrease in the provision for loan loss of $2,700. These factors were partially offset by increases in other expenses of $183,400 and tax expense of $103,200.

NET INTEREST INCOME. Net interest income decreased $20,400 or 2.2% to $922,600 for the three months ended September 30, 2003 compared to $943,000 for the three months ended September 30, 2002. Year-to-date net interest income was $2.7 million and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $117,100 or 4.5% between periods. This increase reflects the continued growth in interest-earning assets. Total average interest-earning assets for the nine months ended September 30, 2003 increased by approximately $12.4 million with a decrease in average yield of 147 basis points, while average interest-bearing liabilities increased by approximately $12.1 million with a decrease in average costs of approximately 97 basis points. The declines in average yields and costs both reflect a significant decline in interest rates between the periods as the Federal Reserve cut short-term interest rates to record low levels. During the period that interest rates were declining, the Bank's cost of funds declined more quickly than asset-yields due to the greater sensitivity of its liabilities to changes in interest rates. As market rates have stabilized, however, the yield on the Bank's assets has declined at a faster rate than its cost of funds. As a result, the Bank's interest rate spread decreased to 3.49% for the nine months ended September 30,

2003 compared to 3.99% for the nine months ended September 30, 2002. Net interest margin decreased to 3.88% for the 2003 period compared to 4.56% for the 2002 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $66,200 and $68,800 for the quarters ended September 30, 2003 and 2002, respectively. The year-to-date provision for loan losses was $196,600 and $199,300 and for the nine months ended September 30, 2003 and 2002, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At September 30, 2003, the Bank's allowance for loan losses was $852,400 or 1.05% of the gross loan portfolio.

OTHER INCOME. Other income was $305,100 and $179,100 for the quarters ended September 30, 2003 and 2002, respectively. Year-to-date other income was $865,500 and $499,200 for the nine months ended September 30, 2003 and 2002, respectively. The increases for the most recent periods are reflective of the growth in the net gain on sale of loans from the secondary market loan division. During the first quarter of 2003, the secondary market loan division opened a loan production office in Radcliff, Kentucky. The increase in gain on sale of loans has been driven by the record level of mortgage refinancings in the current low interest-rate environment. As interest rates have stabilized during the most recent quarter, the Bank has experienced some decline in refinancing activity but is unable to predict whether this situation will continue.

OTHER EXPENSE. Other expense was $777,800 and $723,800 for the quarters ended September 30, 2003 and 2002, respectively. Year-to-date other expense was $2.3 million and $2.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increases for both the quarter and year-to-date were due primarily to the growth of the Bank. Bank growth has led to variety of increased miscellaneous costs included in other operating expense, which increased from $68,800 to $81,000 for the quarter and from $182,900 to $228,200 year-to-date. The Bank attributes a portion of the increases in net occupancy expense, data processing expense, postage, telephone and supplies, and equipment expense, to the opening of the new Radcliff loan production office.

INCOME TAX EXPENSE. Income tax expense was $130,900 and $378,800 for the three and nine months ended September 30, 2003, compared to $113,000 and $275,600 during the 2002 periods. The increase in tax expense for the three and nine month periods was due to higher net income before taxes. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

The Bank continued to experience asset growth during 2003. Total assets increased $3.2 million, or 3.4% to $95.7 million at September 30, 2003 compared to $92.5 million at December 31, 2002. The principal contributor to the Bank's asset growth continued to be growth in the loan portfolio, which increased $4.6 million or 6.1% during the year. Partially offsetting the increase in loan growth was a $1.5 million decline in loans held for sale reflecting a decline in refinancing activity during the quarter as rates have stabilized.

The Bank's portfolio of investment securities available-for-sale increased $4.5 million, or 103.3%, to $8.8 million at September 30, 2003 due to the purchase of $8.6 million in new securities during the period, which offset $4.0 million in maturities, prepayments and calls of investment securities available-for-sale. The investment securities acquired for the available-for-sale portfolio consisted of mortgage-backed securities and U.S. Government agency obligations. The increase in investment securities offset a $1.1 million decline in cash and due from banks and a $3.2 million decline in federal funds sold from December 31, 2002. The increase in the investment securities was part of the Bank's strategy of increasing liquidity.

Funding for the Bank's asset growth came primarily from Federal Home Loan Bank advances, which increased $4 million from $7 million at December 31, 2002 to $11 million at September 30, 2003. The Bank has increased its level of advances to diversify its funding sources and to lengthen the duration of its liabilities. At September 30, 2003, deposits totaled $73.6 million, a $1.8 million, or 2.4%, decrease from deposits at December 31, 2002. During the current year, the Bank has reduced deposits obtained through internet CD markets on which the Bank posts its rates for a fee. Such certificates of deposit totaled $12.9 million at September 30, 2003 compared to $19.1 million at December 31, 2002. This decrease was partially offset by an increase in local area certificates of deposit of $3.2 million and an increase in demand deposit accounts have of $1.2 million since December 31, 2002.

Stockholders' equity increased by $745,400 to $8.3 million at September 30, 2003 from $7.5 million at December 31, 2002. Net income for the period of $731,800 is the major source of the increase. This increase was partially offset by a decrease in unrealized gain or loss on available-for-sale securities of $46,400. The remaining increase of $60,000 during the current period is due to the issuance of 2,400 shares of common stock in lieu of cash payment for accrued directors' fees for the year ended December 31, 2002 in accordance with a deferred compensation plan approved by the stockholders on April 25, 2000. Management believes that a strong capital position is vital to future profitability  and to  promote  depositor  and  investor  confidence.  The  Bank
continues  to  be  in  compliance   with  all  applicable   regulatory   capital
requirements.

ASSET QUALITY

The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2003             2002
                                                         -------------     -----------
                                                                 (IN THOUSANDS)

Restructured loans                                           $   --         $   --
Non-accrual loans                                             1,749          1,443
Accruing loans past due 90 days or more                          --              7
                                                             ------         ------

        Total non-performing loans                            1,749          1,450

Foreclosed assets                                                85            127
                                                             ------         ------
        Total non-performing assets                          $1,834         $1,577
                                                             ======         ======

The Bank's foreclosed assets at September 30, 2003 consisted of two real properties.

At September 30, 2003, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                    ----------------------------
                                                       2003              2002
                                                    ---------         ----------
Balance, beginning of period                        $ 690,811         $ 706,739
Loans charged off                                    (114,145)         (231,776)
Loan recoveries                                        79,182            42,539
                                                    ---------         ---------
Net charge-offs                                       (34,963)         (189,237)

Provision for loan losses                             196,560           199,250
                                                    ---------         ---------
Balance, end of period                              $ 852,408         $ 716,752
                                                    =========         =========

Charge-offs for the nine months ended September 30, 2003 decreased by $117,600 compared to the same period in 2002. Charge-offs for 2002 included $112,000 of charge-offs taken on loans to one family of borrowers and an additional $40,000 charge-off taken on loans to one borrower. The remainder of the charge-offs in 2002 consisted of amounts taken on several loans. Management determined that these borrowers would not have sufficient resources to repay the debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no operating business other than the Bank and does not have material funding needs. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank's sources of funds for lending activities and operations are deposits from its primary market area, advances from the FHLB of Cincinnati, principal and interest payments on loans, interest received on other investments and federal funds purchased. Its principal funding commitments are for the origination of loans, the payment of maturing deposits, principal and interest payments on advances from the FHLB, and obligations under capital leases for buildings and equipment. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

At September 30, 2003, the Bank's ratio of loans to deposits was 109% compared to 100% at December 31, 2002. The loan-to-deposit ratio is used as an indicator of a bank's ability to originate additional loans and general liquidity. The Bank's comparatively high loan-to-deposit ratio reflects management's emphasis on building the loan portfolio and the use of FHLB advances to supplement deposits. Because the Bank's continued loan growth will depend on deposit growth, management expects to place more emphasis on building liquidity on the balance sheet and that the loan-to-deposit ratio will decline. The Bank's strategies in this regard include the continued maintenance of an investment securities portfolio that can be used as a source of liquidity and earnings.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2003, totaled $2.0 million compared to $5.5 million at September 30, 2002. The Bank's cash flows were provided mainly by financing activities, including $4.0 million from FHLB advances, and by investing activities, including $4.0 million from maturities, prepayments and calls of available-for-sale securities. Operating activities provided $2.9 million in cash for the nine months ended September 30, 2003 compared to $28,000 provided in cash for the nine months ended September 30, 2002. The Bank used cash flows to fund a decrease in deposits of $1.8 million and for its investing activities primarily to fund an increase in gross loans of $4.8 and to purchase $8.6 million in available-for-sale securities.

As a registered bank holding company, the Company is subject to regulatory capital requirements of the Board of Governors of the Federal Reserve System ("FRB"). In order to be well capitalized under FRB regulations, the Company must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.0% respectively. At September 30, 2003, the Company satisfied the capital requirements for classification as well capitalized under FRB regulations.

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

PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

          NUMBER     DESCRIPTION
          ------     -----------

            3.1      Articles of Incorporation *
            3.2      Bylaws *
            4        Form of Common Stock Certificate *
            10.1     Restrictive Stock Transfer Agreement *
            10.2     Organizational Stock Option and Incentive Plan **
            10.3     Lease Agreement between Kentucky National   Properties,
                     L.L.C and Kentucky National Bank ***
            10.4     Kentucky National Bancorp, Inc. 2000 Stock Option and
                     Incentive Plan ****
            10.5     Kentucky National Bancorp, Inc. Director Fee Deferral
                       Plan *****
            31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                       Officer
            31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                       Officer
            32       Section 1350 Certification

                    _____________
                    *    Incorporated   by  reference   from  the   Registrant's
                         Registration   Statement   on  Form   S-4   (File   No.
                         333-72371).
                    ** Incorporated by reference from Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-72371).
                    *** Incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001
                    **** Incorporated by reference from the Registrant's  Annual
                         Report on Form 10-KSB for the year ended December 31, 1999.
                    *****Incorporated    by    reference    from    Registrant's
                         Registration   Statement   on  Form   S-8   (File   No.
                         333-41676).


     (b) REPORTS ON FORM 8-K. During the quarter ended September 30, 2003, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     KENTUCKY NATIONAL BANCORP, INC.


Date: November 14, 2003              By:/s/ Ronald J. Pence
                                        ---------------------------------------
                                        Ronald J. Pence, President
                                        (Duly Authorized Represen-
                                        tative and Principal
                                        Financial Officer)